Form 10-K
period 1994-01-29
JACOBSON STORES INC
filed 1994-04-20
CIK 53025

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended JANUARY 29, 1994

Commission File No. 0-6319

                              JACOBSON STORES INC.

       MICHIGAN                                            38-0686330
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)


                  3333 SARGENT ROAD, JACKSON, MICHIGAN  49201
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code:  517-764-6400

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $1 PAR VALUE

                    SERIES A PREFERRED STOCK PURCHASE RIGHTS

              6-3/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2011

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES  [X]         NO  [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

                        $45,813,000 AS OF MARCH 1, 1994

(THE PERSONS CONSIDERED AFFILIATES FOR THE PURPOSE OF THE FOREGOING COMPUTATION ARE IDENTIFIED ON PAGE 18 OF THIS REPORT.)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

      COMMON STOCK $1 PAR VALUE: 5,779,021-2/3 SHARES OUTSTANDING, EXCLUDING 187,200 SHARES HELD IN TREASURY, AS OF MARCH 1, 1994

                      DOCUMENTS INCORPORATED BY REFERENCE

LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED:

     SPECIFIED PORTIONS OF PROXY STATEMENT FOR 1994 ANNUAL MEETING OF SHAREHOLDERS, TO BE HELD MAY 26, 1994: PART III

                              JACOBSON STORES INC.
                                   FORM 10-K
                       FISCAL YEAR ENDED JANUARY 29, 1994


                                     INDEX

                                                                                                       Page
                                                                                                       ----
PART I.
   Item 1.           Business.                                                                           1

   Item 2.           Properties.                                                                         7

   Item 3.           Legal Proceedings.                                                                  9

   Item 4.           Submission of Matters to a Vote of
                       Security Holders.                                                                 9

   Executive Officers of the Registrant.                                                                 9

PART II.
   Item 5.           Market for Registrant's Common Equity
                       and Related Stockholder Matters.                                                 11

   Item 6.           Selected Financial Data.                                                           12

   Item 7.           Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations.                                                                      12

   Item 8.           Financial Statements and Supplementary
                       Data.                                                                            17

   Item 9.           Changes in and Disagreements with
                       Accountants on Accounting and
                       Financial Disclosure.                                                            17

PART III.
   Item 10.          Directors and Executive Officers of
                       the Registrant.                                                                  18

   Item 11.          Executive Compensation.                                                            18

   Item 12.          Security Ownership of Certain Beneficial
                       Owners and Management.                                                           18

   Item 13.          Certain Relationships and Related
                       Transactions.                                                                    18

PART IV.
   Item 14.          Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K.                                                         19

                                                           Page
                                                           ----
SIGNATURES                                                 23

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                F-1/F-17

FINANCIAL STATEMENT SCHEDULES                              S-1/S-5

INDEX OF EXHIBITS                                          E-1/E-2

                                     PART I


ITEM 1.  BUSINESS.


                                  INTRODUCTION

   The registrant, Jacobson Stores Inc., a Michigan corporation, operates specialty department stores catering to discerning customers with preferences for fine merchandise. The Company emphasizes quality merchandise, fully staffed stores, personalized customer service and attractive, comfortable shopping surroundings. Each store features a full line of fashion apparel and accessories for women, men and children, and most offer accessories for the home.

   The Company owns a substantial portion of the real property used in its business, primarily through its consolidated, wholly-owned real estate subsidiary, Jacobson Stores Realty Company ("Jacobson Realty"). The Company finances customer receivables through Jacobson Credit Corp. ("Jacobson Credit"), its consolidated, wholly-owned finance subsidiary. As used in this report, the terms "registrant", "Company" and "Jacobson's" refer to Jacobson Stores Inc. and its subsidiaries unless the context indicates otherwise.

   Jacobson's operates in two regions, with stores in twenty-five cities in Michigan, Ohio, Indiana and Florida. The Company maintains separate staffs of buyers for each region in order to better respond to customers' lifestyles and merchandise preferences. The principal merchandising and distribution functions are performed through regional distribution facilities. Functions common to all stores, such as management coordination, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

MERCHANDISE AND MARKETING

   Merchandise. Jacobson's directs its primary merchandising and marketing efforts to discerning customers with preferences for fine merchandise. Stores are merchandised with a full line of fashion apparel and accessories for women, men and children, and most offer accessories for the home.

   The percentage contribution to sales by major class of merchandise for the last three fiscal years was as follows:

                                                                              Year Ended
                                                         ------------------------------------------------
                                                            January,           January,          January,
                                                              1994               1993              1992
                                                         -----------        -----------       -----------
OWNED DEPARTMENTS:

  Women's apparel and accessories                             64.6%              64.3%              63.5%
  Men's apparel and accessories                               12.5               12.6               12.5
  Accessories for the home . . . .                             9.5                9.3                9.7
  Children's apparel and
    accessories  . . . . . . . . .                             9.1                9.3                9.7
  Miscellaneous  . . . . . . . . .                             2.4                2.5                2.5
                                                             -----              -----              -----
                                                              98.1               98.0               97.9
LEASED DEPARTMENTS:

  Beauty Salons  . . . . . . . . .                             1.9                2.0                2.1
                                                             -----              -----              -----
                                                             100.0%             100.0%             100.0%
                                                             -----              -----              -----
                                                             -----              -----              -----

     The Company's beauty salons are operated under license agreements which provide for a commission based on sales of the licensee.

     PERSONAL SERVICE. Jacobson's stores are fully staffed with knowledgeable salespeople to ensure that customers receive prompt personal attention. Jacobson's salespeople are experienced and well-trained through video presentations, seminars and close working relationships with buyers and merchandise managers. Salespeople maintain personal trade lists of their customers' sizes, colors, fashion preferences, and important dates, and contact customers by telephone or personal note to alert them to the arrival of new merchandise or to remind them of birthdays or anniversaries. Management believes that personal relationships between salespeople and their clientele promote customer loyalty and contribute to the Company's growth. Other special services include free gift wrapping and free parking. All regularly scheduled Jacobson's salespeople are compensated on some form of commission program.

     SALES PROMOTION. The Company uses newspaper, radio, television and direct mail advertising, as well as in-store events and billing statement enclosures, to stimulate sales. Advertising generally is institutional and focuses on current fashions and merchandise classifications. The Company's policy is to price merchandise fairly and competitively and to avoid sale events other than end-of-season clearances. Although advertisements usually mention price, Jacobson's refrains from comparative pricing (comparing the advertised price to a higher original price) in its advertising. Management believes that this practice enhances credibility and customer loyalty. Jacobson's in-store events include fashion shows and wardrobing seminars to communicate fashion trends to customers.

     STORE DESIGN. Jacobson's stores are designed to project an attractive, comfortable atmosphere similar to the style customers find in their own homes. All aspects of the store interiors and fixturing are coordinated by the Company's store planning personnel, using quality fixtures, carpeting, lighting and displays.

CREDIT POLICY

     Jacobson's issues its own credit card as a customer service. The Company offers two credit plans to its cardholders: an option plan requiring a minimum monthly payment of 20% of the outstanding balance, and an extended payment plan available primarily for furs, fine jewelry, and furniture purchases in the Company's stores which carry furniture (see "General Development of Business" on page 6).

     Sales under Jacobson's credit plans averaged 50.6% of sales for the last three fiscal years and accounted for 48.4% of the Company's sales in fiscal 1993. In addition, sales under third party credit cards (VISA, MasterCard and American Express) averaged 29.0% of sales for the last three fiscal years and accounted for 31.6% of the Company's sales in fiscal 1993. Credit losses relating to the Company's credit card have averaged 0.52% of credit sales over the last three years (ranging from 0.40% to 0.61%).

     The Company maintains purchasing and payment history on its 306,000 active account holders, which permits targeting of direct mail advertising and automatic increases of credit limits.

OPERATIONS

     The Company operates in two regions, the Midwest and Florida. The principal merchandising and distribution functions for the Michigan, Ohio and Indiana stores are performed at the Company's central distribution facility in Jackson, Michigan. The principal merchandising and distribution functions for the Florida stores are performed in Winter Park, Florida. Functions common to all stores, such as management coordination, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

     Jacobson's stores in Michigan are located in Birmingham, Dearborn, Grosse Pointe, Livonia and Rochester (all suburbs of Detroit), Ann Arbor, East Grand Rapids, East Lansing, Jackson, Kalamazoo and Saginaw; in Ohio, in Columbus and Toledo; in Indiana, in Indianapolis; and in Florida, in Clearwater, Fort Myers, Jacksonville, Longwood, Naples, North Palm Beach, Osprey, Sarasota, Tampa and Winter Park. In addition, the Company has a clearance center in Troy, Michigan, a suburb of Detroit. Stores in Michigan, Ohio and Indiana range from 101,000 to 210,000 square feet, except for the clearance center, which is 34,000 square feet. The Florida stores range from 23,000 to 90,000 square feet.

     In most of its stores, Jacobson's maintains a policy of limited evening hours, except during the holiday season. Stores are generally open a maximum of 59 hours each week, except during the holiday season.

     Annual sales, percentage increase in sales, average gross square footage of stores in operation during the fiscal year, and approximate sales per average gross square foot were as follows:

                                                                               Year Ended
                                                          -------------------------------------------------
                                                          January,             January,            January,
                                                            1994                 1993                1992
                                                          --------             --------            --------
Net sales, including leased
  departments (in thousands)  . . . . . . . . . . . . . .   $403,816             $411,631            $395,677
Percentage increase (decrease)
  in sales:
    All stores  . . . . . . . . . . . . . . . . . . . . .       (1.9)%                4.0%                0.4%
    Same stores . . . . . . . . . . . . . . . . . . . . .       (4.1)%                2.9%                0.4%
Average gross square footage
  (in thousands)  . . . . . . . . . . . . . . . . . . . .      2,454                2,433               2,425
Approximate sales per average
  gross square foot . . . . . . . . . . . . . . . . . . .        165                  169                 163

PURCHASING, CONTROL AND DISTRIBUTION OF INVENTORY

     Jacobson's purchases merchandise from several thousand suppliers, no one of which accounted for as much as 3% of the Company's net purchases during fiscal 1993. The Company maintains separate staffs of buyers for its Midwest and Florida stores to better respond to customer lifestyles and merchandise preferences. Merchandising decisions are directed by 3 general merchandise managers, 11 divisional merchandise managers, 76 buyers and 13 assistant buyers. In addition, the Company is a member of Frederick Atkins, Inc., a domestic and foreign buying office serving approximately 30 retailers, which provides merchandising counsel, product information, direct store import capability, and other services.

     An on-line computerized merchandise information system provides the Company's buyers with detailed reports of current sales and inventory levels for each store, by department, vendor, class, style, color and size. This system permits the Company's merchandising staff to analyze trends on a daily basis, to identify fast-selling and slow-selling merchandise and to respond to customer buying preferences when making reorder and markdown decisions.

     Merchandise is generally shipped directly from vendors to the Company's regional distribution centers in Jackson, Michigan and in Winter Park, Florida, where it is inspected for quality by the Company's buyers, priced and shipped to the stores by Jacobson's fleet of trucks.

     Jacobson's adopted the LIFO method of inventory valuation in 1968. At the end of fiscal 1993, LIFO reserves totalled $19,839,000, or approximately 19.7% of pre-LIFO inventory values. Physical inventories are taken at least once each year. Inventory shrinkage at retail over the past three fiscal years has averaged 2.2% to owned retail sales.

EXPANSION

     Jacobson's current strategy is to open one new store each year, to the extent feasible, and to renovate one store each year.

     In September 1993, the Company relocated its Ann Arbor, Michigan store to a 101,000 square foot building and related parking area in Briarwood Mall. The Company owns its building and related parking area.

     The Company has signed a lease for a 161,000 square foot store and related parking area in Oxmoor Center, Louisville, Kentucky, for a November 1994 opening.

     The Company intends to continue expanding its operations in its Midwest and Florida regions as desirable opportunities arise and resources permit.

REAL ESTATE POLICY

     Jacobson's strategy is to own or obtain long-term leases of the real estate used in the operation of its business. Through Jacobson Realty, the Company owns approximately 72% of the total square footage used in its business. The Company uses cash flow equal to depreciation to maintain a continuing program of property improvements and renewal of existing stores and support facilities. New stores and major expansion projects generally are financed by mortgage loans or comparable financing, or through long-term leases. At January 29, 1994, mortgage loans and related secured financings comprised approximately 47% of consolidated debt.

COMPETITION

     The specialty department store business is highly competitive. The Company's stores are in active competition with other department and specialty stores and with regional and national department store chains, some of which are considerably larger than the Company and have substantially greater financial and other resources. Jacobson's competes principally on the basis of availability of fashion merchandise, quality, personalized service and attractive store surroundings, as well as fair pricing and advertising. The Company believes it is a respected retail merchandiser in the communities it serves, and that its merchandising policies and reputation enable it to maintain its competitive position.

EMPLOYEES

     Jacobson's believes that its employees are among its key resources. Management stresses development programs for employees and promotion from within. The Company employs approximately 5,200 employees, 4,000 full-time and 1,200 part-time. During the holiday season, the number of employees increases to approximately 5,900.

     From February to June 1992, the Company sustained a strike of 225 employees at its Central Distribution Center in Jackson, Michigan. The Company hired 75 permanent replacements. During fiscal 1993, the Company experienced picketing at some of its stores, and has responded to unfair labor practice charges filed by the Teamsters with the National Labor Relations Board.

     At the date of filing this report, the terms of a new contract have been agreed on and ratified by the local union members.


                             -    -    -    -    -


     (a)      GENERAL DEVELOPMENT OF BUSINESS.

              Some of the principal developments in Jacobson's business during fiscal 1993 and the current year to date are summarized on page 5 of this report under the caption "Expansion." To finance this expansion, the Company has a 10-year term loan agreement which provides for borrowings of up to $40 million on an unsecured basis. At January 29, 1994, the Company had borrowed $20 million under this facility. In addition, the Company's wholly-owned finance subsidiary has an unsecured line of credit of $35 million under a 3-year revolving credit agreement.

              In August 1993, the Company announced its decision to phase out furniture departments in six stores, in order to provide increased space for fashion apparel, accessories and home decorative departments. Furniture had comprised less than 2% of Company-wide annual sales. The six stores affected were Birmingham, Dearborn, East Lansing, Jackson, Kalamazoo and Livonia, Michigan. The phase-out of furniture operations in these six stores was completed in November 1993.

              At fiscal year-end, furniture inventories had been reduced to 25% of July 1993 furniture inventory levels, and were 1.0% of total Company inventory levels. Furniture departments will remain in the Company's Saginaw, Michigan and Sarasota, Florida stores.


     (b)      INDUSTRY SEGMENTS AND LINES OF BUSINESS.

              Jacobson's operates in a single industry, the specialty department store industry.

              The percentage contribution to sales by major classes of merchandise for each of the last three fiscal years is set forth on page 2 of this report.

     (c)      NARRATIVE DESCRIPTION OF BUSINESS.

              The nature of Jacobson's business, the categories of merchandise it sells, and the percentage contribution to sales by merchandise categories during the past three fiscal years, are set forth on pages 1-2 of this report.

              The specialty department store business is seasonal. The holiday season (from the day after Thanksgiving to January 1) generally accounts for 15-20% of Jacobson's net sales.

              By reason of the seasonal nature of the business, Jacobson's and others in the industry experience significant build-up of inventory and accounts receivable at certain times of the year. To support the seasonal requirements, Jacobson Credit has an unsecured line of credit of $35,000,000 under a revolving credit agreement. Further information on this line of credit is set forth in the Notes to the Company's Consolidated Financial Statements for the three fiscal years ended January 1994, filed as part of this report (see "Financing" on page F-9).

              Competitive conditions in the specialty department store business are discussed on page 5 of this report.

              Information with respect to the Company's employees is provided on pages 5-6 of this report.


     (d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
              OPERATIONS AND EXPORT SALES.

              The registrant has no foreign operations and no material export sales.


ITEM 2.  PROPERTIES.

     (a) The following table shows the location and approximate size of Jacobson's stores and its offices and principal warehouse and distribution facilities; whether owned by the registrant or leased; and the expiration dates (including renewal options) of principal real estate leases. Most such owned properties are subject to mortgage. In several cities, the store consists of two or more buildings.

     Jacobson's management considers that these properties, as well as its furniture, fixtures, machinery and equipment, are well maintained, suitable and adequate for their intended purposes, and in general fully utilized.

                                         Approximate                                          Expiration
                                         Total Square                                         Dates of
                                         Feet of                                              Principal
       Locations                         Building(s)                Ownership                 Leases
       ---------                         ------------               ---------                 ----------
MICHIGAN
- --------
  Jackson. . . . . . . . . . . . . . .   105,000                  Partly owned (1)            2006, 2016
  Ann Arbor. . . . . . . . . . . . . .   101,000                  Owned                       ----
  East Lansing. . . . . . . . . . .  .   117,000                  Partly owned (2)            2028
  Saginaw. . . . . . . . . . . . . . .   199,000                  Partly owned (3)            1994
  Grosse Pointe. . . . . . . . . . . .   151,000                  Owned                       ---
  Birmingham. . . . . . . . . . . . .    210,000                  Partly owned (4)            2008, 2011
  Kalamazoo. . . . . . . . . . . . . .   131,000                  Leased (5)                  1994, 2010
  Dearborn. . . . . . . . . . . . . .    145,000                  Owned                       ----
  East Grand Rapids. . . . . . . . . .   148,000                  Owned                       ----
  Rochester. . . . . . . . . . . . . .   106,000                  Partly owned (6)            2046
  Livonia. . . . . . . . . . . . . . .   150,000                  Owned                       ----
  Troy Clearance Center                   34,000                  Leased                      2002
  Central Office and
    Distribution Center
    (Jackson). . . . . . . . . . . . .   238,000                  Owned                       ----

INDIANA
- -------
  Indianapolis . . . . . . . . . . . .   120,000                  Leased                      2048

OHIO
- ----
  Toledo . . . . . . . . . . . . . . .   120,000                  Owned                       ----
  Columbus . . . . . . . . . . . . . .   119,000                  Partly owned (7)            2079

FLORIDA
- -------
  Sarasota . . . . . . . . . . . . . .    25,000                  Partly owned (7)            2014
  Winter Park. . . . . . . . . . . . .    23,000                  Leased                      2013
  Longwood . . . . . . . . . . . . . .    49,000                  Leased                      2020
  North Palm Beach . . . . . . . . . .    90,000                  Leased                      2022
  Osprey . . . . . . . . . . . . . . .    32,000                  Leased                      2025
  Clearwater . . . . . . . . . . . . .    52,000                  Leased                      2039
  Fort Myers . . . . . . . . . . . . .    51,000                  Partly owned (8)            2085
  Jacksonville . . . . . . . . . . . .    57,000                  Leased                      2043
  Tampa. . . . . . . . . . . . . . . .    48,000                  Leased                      2030
  Naples . . . . . . . . . . . . . . .    46,000                  Leased                      2042
  Regional Distribution
   Center (Winter Park)                   84,000                  Owned                       ----

(1)     Approximately 28,000 square feet owned; balance leased.
(2)     Building is owned; approximately half of land is owned and half leased.
(3) Approximately 29,000 square feet leased from month to month; balance owned.
(4) Birmingham Fashion Apparel Store (98,000 square feet) is owned. The Men's Store and Store for the Home (81,000 square feet) include approximately 64,000 square feet owned; the balance is leased.
        The Children's Store (31,000 square feet) is leased from an 80%-owned subsidiary of Jacobson Stores Realty Company; see Exhibit 21.

(5) Kalamazoo Apparel Store (83,000 square feet) is leased pursuant to lease purchase contract with The Economic Development
        Corporation of the City of Kalamazoo. The Store for the Home (48,000 square feet) is leased.
(6) Approximately 71,000 square feet and related parking area are owned. The balance of the shopping center is leased, of which 35,000 square feet are operated as part of Jacobson's store.
(7)     Building is owned on leased land.
(8)     Building is owned; land and parking area are leased.

(b)     Not applicable.


ITEM 3.  LEGAL PROCEEDINGS.

     No material legal proceedings are pending to which Jacobson Stores Inc. or any of its subsidiaries is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the registrant's business, and no such proceeding is known by the registrant to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT.

     The table below sets forth the name and age of each executive officer of the registrant, all positions and offices with Jacobson Stores Inc. and its wholly-owned subsidiaries held by each such person, and the period during which the officer has served in such positions. Each has been elected to hold office until the 1994 Annual Meeting or until a successor is elected and qualified.

                                                                                                Held
           Name                          Age              Positions and Offices             Office Since
           ----                          ---              ---------------------             ------------
   Mark K. Rosenfeld                      48              Chairman of the Board and              1993
                                                          Chief Executive Officer,
                                                          and Director, Jacobson
                                                          Stores Inc. and wholly-
                                                          owned subsidiaries

   Paul W. Gilbert                        49              Vice Chairman of the Board,            1993
                                                          and Director, Jacobson
                                                          Stores Inc. and wholly-owned
                                                          subsidiaries

   James B. Fowler                        46              President and Director,                1993
                                                          Jacobson Stores Inc. and
                                                          wholly-owned subsidiaries




                                                                                                     Held
  Name                             Age                        Positions and Offices              Office Since
  ----                             ---                        ---------------------              ------------
  Joseph H. Fisher                  58                          Senior Vice President-             1991
                                                                General Merchandise Manager,
                                                                Jacobson Stores Inc.

  Nathan Forman*                    67                          Senior Vice President -            1984
                                                                General Merchandise Manager,
                                                                Jacobson Stores Inc.

  George P. Kelly                   57                          Senior Vice President-             1994
                                                                General Merchandise Manager,
                                                                Jacobson Stores Inc.

  Theodore R. Kolman                53                          Senior Vice President-             1991
                                                                General Merchandise Manager,
                                                                Jacobson Stores Inc.

  Robert L. Moles                   52                          Senior Vice President-Stores       1986
                                                                Jacobson Stores Inc.

  Timothy J. Spalding               38                          Vice President and Controller,     1991
                                                                Jacobson Stores Inc. and
                                                                wholly-owned subsidiaries

                    *Mr. Forman retired as Senior Vice President-
                     General Merchandise Manager in February 1994.


     There is no arrangement or understanding between any of the officers and any other person pursuant to which the officer was selected as an officer.

     Each executive officer except Mr. Kelly and Mr. Kolman has held managerial or executive positions with Jacobson's for more than five years.

     Before joining Jacobson's as Senior Vice President - General Merchandise Manager in February 1994, Mr. Kelly was Chairman and Chief Executive Officer, Marshall Field & Co., 1978-83, President, Mallard's Enterprises, Inc., 1984-1992, and Chief Operating Officer, Brands of Indiana, 1993-1994.

     Before joining Jacobson's in 1990, Mr. Kolman was Senior Vice President and General Merchandise Manager, Robinson's of Florida, Inc., 1982-1987, and Assistant to the Chief Executive Officer, Cohoes Specialty Stores, 1987-1990. He was General Merchandise Manager-Home Furnishings Division, Jacobson Stores Inc., from 1990 to 1991, and has been Senior Vice President-General Merchandise Manager since May 1991.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the NASDAQ National Market, under the symbol "JCBS."

     The quarterly range of high and low price quotations of Jacobson's Common Stock and dividends paid per share are shown in the following schedule:

                                                                              Dividends
                                                                                  Per
         Year              Quarter           High             Low                Share
         --------------------------------------------------------------------------------

           1993             4th             $14                $11-3/4           $.12-1/2
           ----             3rd              13                 11                .12-1/2
                            2nd              14                 11-3/4            .12-1/2
                            1st              16-1/2             11-3/4            .12-1/2

           1992             4th             $17-1/4            $13-3/4           $.12-1/2
           ----             3rd              17-3/4             14-1/2            .12-1/2
                            2nd              18                 14-1/2            .12-1/2
                            1st              19                 15-1/4            .12-1/2

           1991             4th             $19                $15-1/2           $.12-1/2
           ----             3rd              19                 16                .12-1/2
                            2nd              21-1/8             15-3/4            .12-1/2
                            1st              17-1/4             13-1/2            .12-1/2

     The approximate number of shareholders of Jacobson common stock of record as of March 1, 1994 was 1,485.

ITEM 6.  SELECTED FINANCIAL DATA.

     Selected financial data for fiscal 1989 through 1993 is as follows:


(in thousands except
 per share data)                           1993          1992            1991             1990            1989
- ------------------------------------------------------------------------------------------------------------------
Net sales, including
  leased departments  . . . . . . . . . . $403,816        $411,631       $395,677        $394,009        $394,181
Earnings before income taxes                 4,610           5,894          6,494           2,862          17,477
Net earnings  . . . . . . . . . . . . . .    3,014           3,910          4,218           2,365          11,801
Total assets  . . . . . . . . . . . . . .  248,818         250,395        239,460         240,764         250,066
Long-term debt, less current
  portion . . . . . . . . . . . . . . . .  108,203         105,270         97,514         103,597         110,158

Per common share:
  Net earnings -
  . Primary . . . . . . . . . . . . . . .   $ 0.52          $ 0.68         $ 0.73          $ 0.41          $ 2.04
  . Fully diluted . . . . . . . . . . . .     0.52            0.68           0.73            0.41            1.95

  Cash dividends  . . . . . . . . . . . .     0.50            0.50           0.50            0.50            0.48-1/2



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

        The following table shows the percentage relationship to sales of the items presented for the periods indicated.


                                                                           1993         1992           1991
- --------------------------------------------------------------------------------------------------------------
Net sales, including leased departments                                    100.0%        100.0%        100.0%
Gross profit  . . . . . . . . . . . . .                                     33.9          33.7          34.0
Selling, general and administrative
  expenses  . . . . . . . . . . . . . .                                     31.1          30.4          30.3
Interest expense, net . . . . . . . . .                                      1.9           1.9           2.1
Gain on sale of property  . . . . . . .                                      0.2            -             -
Earnings before income taxes  . . . . .                                      1.1           1.4           1.6
Net earnings  . . . . . . . . . . . . .                                      0.7           0.9           1.1

1993 versus 1992

       Sales in 1993 totalled $403,816,000, a decrease of 1.9% from 1992. The 1992 fiscal year included 53 weeks. On an equivalent 52 week basis, 1993 sales increased 0.1% and comparable store sales decreased 2.0%.

       Women's apparel and accessories represented 64.6% of the Company's total business in 1993. Other major components were men's 12.5%, home accessories 9.5%, children's 9.1% and miscellaneous 2.4%. Leased department sales amounted to 1.9% of net sales in 1993.

       The Company's gross profit percentage increased to 33.9% in 1993 from 33.7% in 1992, reflecting a higher markup percentage and lower markdowns.
These improvements were partially offset by occupancy costs associated with a new store opened in November 1992 and higher inventory shortage. The 1993 LIFO benefit (including liquidation of most furniture LIFO reserves, as discussed below) reduced cost of merchandise sold by $181,000. The 1992 LIFO benefit totalled $201,000.

       Selling, general and administrative expenses, as a percentage of sales, were 31.1% compared to 30.4% in 1992. This increase is due primarily to the decrease in sales and resulting lack of expense leverage. Selling, general and administrative expense dollars were essentially unchanged from 1992, principally reflecting the impact of one less week in 1993 and a reduction in health care expenses.

       Interest expense in 1993 was substantially unchanged from 1992. The first full year impact of interest on $20,000,000 borrowed in November 1992 under the Company's term loan facility was offset by lower interest on real estate debt and interest capitalized on construction projects.

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", as of the beginning of the 1993 fiscal year. Adoption had an immaterial impact on net earnings.

       1993 net earnings totalled $3,014,000 or 52 cents per common share, compared to 1992 net earnings of $3,910,000 or 68 cents per share. As a percentage of sales, net earnings were 0.7% in 1993 as compared to 0.9% in 1992.

       Net earnings in 1993 include an after-tax gain on sale of property of $636,000 or 11 cents per share.

       In the Fall 1993, the Company phased out furniture departments in six stores to provide increased space for fashion apparel, accessories and home decorative departments. Furniture comprised less than 2 percent of Company-wide annual sales. Operating results for 1993 include a $1,400,000 reduction in the LIFO provision to reflect liquidation of most furniture LIFO reserves, largely offset by a charge to write down furniture inventories to net realizable value. The impact on net earnings was immaterial.

1992 versus 1991

       Sales in 1992 totalled $411,631,000, an increase of 4.0% over 1991. Comparable store sales increased 2.9%. The 1992 fiscal year included 53 weeks. On an equivalent 52 week basis, the total sales gain was 2.4% and comparable store sales increased 1.4%. The 1992 comparable store sales increase reflects a sluggish economy, particularly in Michigan, with moderate price inflation primarily responsible for the reported sales gain.

       Women's apparel and accessories represented 64.3% of the Company's total business in 1992. Other major components were men's 12.6%, home accessories 9.3%, children's 9.3%, and miscellaneous 2.5%. Leased department sales amounted to 2.0% of net sales in 1992.

       The Company's gross profit percentage was 33.7% in 1992, down from 34.0% in 1991. This change reflects higher markdown levels and inventory shortage, the result of a sluggish economy and the general business activity level in Michigan stores, and of a four-month strike by distribution center employees and truck drivers in the Company's Jackson, Michigan, central distribution facility from February through May. This work stoppage delayed receipt of seasonal merchandise in the Company's Midwestern stores, resulting in significantly higher markdowns throughout the Spring/Summer season and into the early Fall. These additional costs were substantially offset by a LIFO benefit which reduced cost of merchandise sold by $201,000 in 1992 compared to a LIFO charge of $2,076,000 in 1991.

       Selling, general and administrative expenses, as a percentage of sales, were 30.4% in 1992 compared to 30.3% in 1991. This change was primarily associated with increased health care expense offset by lower operating payrolls.

       Interest expense decreased in 1992 from 1991, resulting from the March 1992 redemption of the Company's $10,000,000 10% Subordinated Debentures, partially offset by interest on $20,000,000 borrowed by the Company in November 1992 under its term loan facility and by lower short-term investment income.

       1992 net earnings totalled $3,910,000 or 68 cents per common share, compared to 1991 net earnings of $4,218,000 or 73 cents per common share. As a percentage of sales, net earnings were 0.9% in 1992 as compared to 1.1% in 1991.

INFLATION

       The Company cannot determine the precise effects of inflation on its business. Because of inflation, the Company experienced increases in the cost of merchandise and in certain operating expenses. The Company generally has been able to offset the effects of these increased expenses by adjusting prices, by using the LIFO method for valuing all merchandise inventories and by controlling expenses. The Company's ability to adjust prices is limited by competitive pressures in its market areas. The Department Store Inventory Price Indexes, published by the Bureau of Labor Statistics, are used to measure inflation's impact on inventories in the LIFO valuation. The BLS Index increased 1.3% overall in 1993, 0.6% in 1992, and 2.3% in 1991.

LIQUIDITY AND CAPITAL RESOURCES

       At January 29, 1994, the Company's current ratio was 3.13 to 1 and working capital totalled $93,348,000, including $5,899,000 of cash and cash equivalents. At January 30, 1993, the current ratio was 3.07 to 1 and working capital totalled $100,779,000, including $8,301,000 of cash and cash equivalents. At January 25, 1992, the current ratio was 2.96 to 1 and working capital approximated $92,215,000, including $5,111,000 of cash and cash equivalents.

       The Company utilizes cash flows from operations and short-term borrowings to fund its seasonal working capital needs. To support its seasonal requirements, the Company maintains a $35,000,000 unsecured revolving credit line through its consolidated, wholly-owned finance subsidiary, Jacobson Credit Corp. This facility provides for either or both of two interest rate alternatives. At January 29, 1994, no borrowings were outstanding under this facility. The Company also maintains a 10-year term loan facility which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. At January 29, 1994, the Company had borrowed $20,000,000 under this facility. These facilities provide sufficient capacity to fund present and anticipated working capital requirements.

       A part of the Company's financial strategy is to own, or obtain long-term leases of its properties. Capital expenditures to modernize and refixture existing stores and support facilities generally are financed with internally-generated funds. New stores and major expansion projects generally are financed by first mortgages or comparable financing through the Company's consolidated, wholly-owned real estate subsidiary, Jacobson Stores Realty Company, or through long-term leases. Future expansion is expected to be financed in a similar manner.

CASH FLOWS

       Cash and cash equivalents decreased $2,402,000 in 1993, increased $3,190,000 in 1992 and decreased $1,415,000 in 1991. Cash flows are impacted by operating, investing and financing activities. In 1993, operating activities provided $16,303,000 of cash, up from $7,684,000 in 1992 and $14,623,000 in 1991. The increase in 1993 versus 1992 reflects principally reductions in inventory levels, including discontinuance of most furniture departments. The reduction in 1992 versus 1991 reflects primarily start-up working capital requirements for a new store opened in late 1992.

       Investing activities used cash of $18,263,000, $8,381,000 and $5,092,000 in 1993, 1992 and 1991, respectively. Investing activities included capital expenditures for the acquisition and fixturing of new stores, and expansion, modernization and refixturing of existing stores and support facilities totalling $17,519,000, $6,034,000 and $3,619,000 in 1993, 1992, and 1991,
respectively. In addition, the Company incurred capital lease obligations (not included in cash investing activities above) primarily for computer hardware and related software totalling $1,085,000, $1,257,000 and $2,143,000 in 1993,
1992 and 1991, respectively.

       Financing activities used cash of $442,000 in 1993, provided cash of $3,887,000 in 1992 and used cash of $10,946,000 in 1991. In 1993, the Company obtained $8,000,000 first mortgage financing, and used $5,552,000 of cash to service current maturities of long-term debt and to retire the mortgage debt on its former downtown store facility in Ann Arbor. The Company borrowed $20,000,000 in 1992 at a fixed rate of 7.73% under its term loan facility, and used $13,224,000 of cash to redeem its $10,000,000 10% Subordinated Debentures due April 1993 and to service current maturities of long-term debt. In 1991, the Company retired a $5,000,000 unsecured Term Loan at maturity and used $3,056,000 of cash to service current maturities of long-term debt. The Company paid common stock dividends of $2,890,000 in each of 1993, 1992 and 1991.

       The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations, debt maturities and strategies for future growth.

CORPORATE DEVELOPMENT

       The Company's strategy is to achieve consistent, long-term growth both by maintaining and improving market share in its existing communities and by entering new markets.

       In 1992, the Company completed a 37,000 square foot expansion of its Florida regional distribution center using internally generated funds and opened a 46,000 square foot leased store in a new shopping center, Waterside Shops at Pelican Bay, Naples, Florida.

       In January 1993, the Company purchased a 101,000 square foot building and related parking in Briarwood Mall, Ann Arbor, Michigan, and relocated its store operations to that location in September 1993. The Company obtained mortgage financing to fund the purchase and renovation of the Briarwood store. The Company sold its interest in its former downtown store facility.

       In March 1994, the Company signed a lease for a 161,000 square foot building and related parking in the Oxmoor Center, Louisville, Kentucky. The Company is currently renovating the building and plans to open the store in November 1994.

       An Equal Employment Opportunity Commissioner's Charge was filed against the Company in June 1984, alleging discriminatory recruiting and hiring practices in three of the Company's stores. In September 1992, the Commission issued its determination that there was reasonable cause to believe that the Company had engaged in certain unlawful employment practices at those three locations in violation of Title VII of the Civil Rights Act of 1964. In June 1993, the Company and the Commission executed a Conciliation Agreement to settle the Charge. The settlement did not have a material effect on the Company's operating results and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following financial statements and supplementary financial information are filed as part of this report on pages F-1 through F-17 and S-1 through S-5:

        Consolidated Statements of Earnings, Three Fiscal Years Ended
          January 29, 1994.

        Consolidated Statements of Cash Flows, Three Fiscal Years
          Ended January 29, 1994.

        Consolidated Balance Sheets, January 29, 1994, January 30,
          1993, and January 25, 1992.

        Consolidated Statements of Shareholders' Equity, Three Fiscal
          Years Ended January 29, 1994.

        Notes to Consolidated Financial Statements.

        Summary of Significant Accounting Policies.

        Report of Independent Public Accountants.

        Quarterly Information (Unaudited).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information called for by Part III is incorporated by reference from those portions of the registrant's definitive proxy statement for its 1994 Annual Meeting of Shareholders to be held May 26, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the following captions:

       "Voting Securities and Principal Holders Thereof"
        (pages 1-3, inclusive, of the proxy statement).

       "Election of Directors" (pages 3-7, inclusive, thereof).

       "Executive Compensation" (pages 8-11, inclusive, thereof);
        but excluding from this incorporation by reference everything appearing under the captions "Organization and Compensation Committee
        Report on Executive Compensation" and "Performance   Graph"
        (pages 11-13, inclusive, thereof).

       For the purpose of stating the aggregate market value of voting stock held by non-affiliates, on the cover of this report, the registrant considers that the directors of the registrant, the executive officers listed on pages 9-10 of this report, Marjorie L. Rosenfeld, David A. Rosenfeld, the Jacobson's Retirement Savings and Profit Sharing Plan, the Jacobson Pension Plan, and The Jacobson Stores Foundation are affiliates, and that all other shareholders are non-affiliates. This statement is without prejudice to the classification of any shareholder at other times or for other purposes.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

       (a) The following financial statements, financial statement schedules, and exhibits are filed as part of this report:

       (1)      FINANCIAL STATEMENTS:                                                                      Page
                --------------------                                                                       No.
                                                                                                           ----
                Consolidated Statements of Earnings, Three
                  Fiscal Years Ended January 29, 1994                                                      F-1

                Consolidated Statements of Cash Flows, Three
                  Fiscal Years Ended January 29, 1994                                                      F-2

                Consolidated Balance Sheets, January 29, 1994,
                  January 30, 1993, and January 25, 1992                                                   F-3

                Consolidated Statements of Shareholders' Equity,
                  Three Fiscal Years Ended January 29, 1994                                                F-4

                Notes to Consolidated Financial Statements                                                 F-5/
                                                                                                           F-13

                Summary of Significant Accounting Policies                                                 F-14

                Report of Independent Public Accountants                                                   F-15

                Quarterly Information (Unaudited)                                                          F-16/
                                                                                                           F-17

       (2)      FINANCIAL STATEMENT SCHEDULES:
                -----------------------------

                Report of Independent Public Accountants                                                   S-1

                Schedule V - Property and Equipment, Three
                  Fiscal Years Ended January 29, 1994                                                      S-2

                Schedule VI - Accumulated Depreciation and
                  Amortization of Property and Equipment, Three
                  Fiscal Years Ended January 29, 1994                                                      S-3

                Schedule VIII - Valuation and Qualifying
                  Accounts and Reserves, Three Fiscal Years
                  Ended January 29, 1994                                                                   S-4

                Schedule X - Supplemental Income Statement
                  Information, Three Fiscal Years Ended
                  January 29, 1994                                                                         S-5

       All schedules, except those set forth above, have been omitted since the information required to be submitted has been included in the consolidated financial statements or notes thereto or has been omitted as not applicable or not required.


       (3)      EXHIBITS:
                --------
                 3(a)  By-laws, Jacobson Stores Inc., as amended
                       March 17, 1994

                10(a) Employment Agreement dated March 23, 1994 between Jacobson Stores Inc. and Mark K. Rosenfeld

                10(b) Employment Agreement dated March 23, 1994 between Jacobson Stores Inc. and Paul W. Gilbert

                10(c) Employment Agreement dated March 23, 1994 between Jacobson Stores Inc. and James B. Fowler

                10(d)  Executive Employment Agreement dated March 26,
                       1994 between Jacobson Stores Inc. and Robert L.
                       Moles

                10(e)  1994 Management Incentive Plan

                11     Computation of Earnings per Share

                21     Schedule of subsidiaries

                23     Consent of Arthur Andersen & Co.

        In addition, the previously-filed exhibits listed below are incorporated herein by reference. (All references are to Securities and Exchange Commission File #0-6319 unless otherwise noted.)


Current                                                                      Identification of
Exhibit               Description of Exhibit                                    Prior Filing
- -------               ----------------------                                 -----------------
3(b)            Restated Articles of Incorporation,                          Exhibit 19(a) to Form
                Jacobson Stores Inc., as amended                             10-Q, Quarter Ended
                and restated May 25, 1989                                    April 29, 1989

3(c)            Certificate of Designation,                                  Exhibit 3(a) to Form
                Preferences and Rights of                                    10-Q, Quarter Ended
                Preferred Stock of Jacobson                                  October 29, 1988
                Stores Inc.

4(a)            Election under Section 780,                                  Exhibit 28 to Form
                Michigan Business Corporation Act                            10-Q, Quarter Ended
                                                                             October 27, 1984

Current                                                                      Identification of
Exhibit               Description of Exhibit                                    Prior Filing
- -------               ----------------------                                 -----------------
4(b)            Indenture dated as of December 15,                           File #33-10532: Exhibit
                1986 between Jacobson Stores Inc.                            4(a) to Form S-2 (Amend-
                and National Bank of Detroit, as                             ment No. 1), filed
                Trustee                                                      December 12, 1986

4(c)            Rights Agreement dated as of                                 Exhibit I to Form 8-A
                October 4, 1988 between Jacobson                             and Exhibit 4 to Form
                Stores Inc. and Manufacturers                                8-K, October 7, 1988;
                National Bank of Detroit, as                                 Exhibit 1 to Amendment
                Rights Agent; Change of Rights                               No. 1 to Form 8-A,
                Agent, Effective June 1, 1989                                May 16, 1989

4(d)            Jacobson Credit Corp. $35,000,000                            Exhibit 4(a) to Form
                Amended and Restated Revolving                               10-Q, Quarter Ended
                Credit Agreement, dated as of                                October 24, 1992
                November 20, 1992

4(e)            Jacobson Stores Inc. $40,000,000                             Exhibit 4(b) to Form
                Term Loan Agreement, dated as of                             10-Q, Quarter Ended
                November 20, 1992                                            October 24, 1992

9               Voting and Transfer Restriction                              Exhibit 9 to Form 10-K,
                Agreement, effective December 31,                            Year Ended January 26,
                1990                                                         1991

10(f)           Restated Executive Employment                                Exhibit 10(a) to Form
                Agreement dated March 23, 1993                               10-K, Year Ended
                between Jacobson Stores Inc.                                 January 30, 1993
                and Nathan Forman

10(g)           Employment Agreement dated                                   Exhibit 10(a) to Form
                August 25, 1992 between                                      10-Q, Quarter Ended
                Jacobson Stores Inc. and                                     July 25, 1992
                John R. Fowler

10(h)           Jacobson Stores Inc. Deferred                                Exhibit 10(c) to Form
                Compensation Plan                                            10-K, Year Ended
                                                                             January 26, 1991


        With the exception of Exhibits 4(b), 4(d) and 4(e), instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries have been omitted. The amount of debt authorized under each such instrument is less than 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

        In addition to Exhibits 10(a) to 10(d), inclusive, and 10(f), the registrant has employment agreements with four other executive officers, which are not considered material in amount or significance.

        (b) The registrant did not file any report on Form 8-K during the last quarter of the period covered by this report.

        (c)      See Item 14(a) (3).

        (d)      See Item 14(a) (2).

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 14, 1994                      JACOBSON STORES INC.


                                           By: /s/  Mark K. Rosenfeld
                                               --------------------------
                                               Mark K. Rosenfeld, Chairman
                                                 of the Board and Chief
                                                 Executive Officer

                                           By: /s/  Paul W. Gilbert
                                               --------------------------
                                               Paul W. Gilbert, Vice Chairman
                                                 of the Board (Principal
                                                 Financial Officer)

                                           By: /s/  Timothy J. Spalding
                                               --------------------------
                                               Timothy J. Spalding, Vice
                                                 President and Controller
                                                 (Principal Accounting Officer)



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        JACOBSON STORES INC.                                       Date


        By:  /s/  Mark K. Rosenfeld                              April 14, 1994
             ---------------------------
             Mark K. Rosenfeld, Chairman
              of the Board and Chief
              Executive Officer, and
              Director


        By:  /s/  Paul W. Gilbert                                April 14, 1994
             -----------------------------
             Paul W. Gilbert, Vice Chairman
              of the Board, and Director



        By:  /s/  James B. Fowler                                April 14, 1994
             ------------------------------
             James B. Fowler, President and
              Director

        JACOBSON STORES INC.                                         Date


        By:  /s/  Herbert S. Amster                             April 14, 1994
            -----------------------------
           Herbert S. Amster, Director


        By:  /s/  Frank Couzens, Jr.                            April 14, 1994
            -----------------------------
            Frank Couzens, Jr., Director


        By:  /s/  J. R. Fowler                                  April 14, 1994
            -----------------------------
            J. R. Fowler, Director



        By:  /s/  Herman S. Kohlmeyer, Jr.                      April 14, 1994
            -----------------------------
            Herman S. Kohlmeyer, Jr., Director


        By:  /s/  Kathleen McCree Lewis                         April 14, 1994
            -----------------------------
            Kathleen McCree Lewis, Director


        By:                                                     April 14, 1994
            -----------------------------
            Patricia Shontz Longe, Director


        By:  /s/  Michael T. Monahan                            April 14, 1994
            -----------------------------
            Michael T. Monahan, Director


        By:  /s/  Philip H. Power                               April 14, 1994
            -----------------------------
            Philip H. Power, Director


        By:  /s/  Richard Z. Rosenfeld                          April 14, 1994
            -----------------------------
            Richard Z. Rosenfeld, Director


        By:  /s/  Robert L. Rosenfeld                           April 14, 1994
            -----------------------------
            Robert L. Rosenfeld, Director


        By:  /s/  James L. Wolohan                              April 14, 1994
            -----------------------------
            James L. Wolohan, Director

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                           Year Ended
                                                                    --------------------------------------------------------
                                                                       January 29,       January 30,        January 25,
(in thousands except per share data)                                      1994             1993 (1)           1992
- ----------------------------------------------------------------------------------------------------------------------------
NET SALES, including leased departments . . . . . . . . . . . . . .      $403,816          $411,631         $395,677
                                                                         --------          --------         --------

COSTS AND EXPENSES:
  Cost of merchandise sold, buying and
    occupancy expenses  . . . . . . . . . . . . . . . . . . . . . .       266,882           272,962          260,867
  Selling, general and administrative  expenses . . . . . . . . . .       125,759           125,218          119,934
  Interest expense, net . . . . . . . . . . . . . . . . . . . . . .         7,544             7,557            8,382
  Gain on sale of property  . . . . . . . . . . . . . . . . . . . .          (979)             --               --
                                                                         --------          --------         --------

       Total costs and expenses . . . . . . . . . . . . . . . . . .       399,206           405,737          389,183
                                                                         --------          --------         --------

EARNINGS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . .         4,610             5,894            6,494

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . . . . .         1,596             1,984            2,276
                                                                         --------          --------         --------

NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  3,014          $  3,910         $  4,218
                                                                         --------          --------         --------
                                                                         --------          --------         --------


EARNINGS PER COMMON SHARE:
  Primary and Fully Diluted . . . . . . . . . . . . . . . . . . . .         $0.52             $0.68            $0.73
                                                                            -----             -----            -----
                                                                            -----             -----            -----
(1)  53 week year.
- ----------------------------------------------------------------------------------------------------------------------------

The accompanying notes (pages F-5 through F-13) and summary of significant accounting policies (page F-14) are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Year Ended
                                                                    ------------------------------------------------------
                                                                           January 29,      January 30,       January 25,
(in thousands)                                                                 1994            1993 (1)          1992
- --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,014           $  3,910        $  4,218
  Gain on sale of property, net of income tax . . . . . . . . . . . .       (636)              --              --
  Adjustments to reconcile net earnings to
   cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . .      9,404              8,865           8,877
     Deferred taxes   . . . . . . . . . . . . . . . . . . . . . . . .        164              1,047             589
     Other liabilities  . . . . . . . . . . . . . . . . . . . . . . .        (14)                53             121
     Change in:
       Receivables from customers, net  . . . . . . . . . . . . . . .      3,791              2,325           1,331
       Merchandise inventories  . . . . . . . . . . . . . . . . . . .      4,854             (8,537)         (3,485)
       Prepaid expenses and other assets  . . . . . . . . . . . . . .      1,052             (1,300)            405
       Accounts payable and accrued expenses  . . . . . . . . . . . .     (6,021)             2,038           3,137
       Accrued income taxes . . . . . . . . . . . . . . . . . . . . .        695               (717)           (570)
                                                                        --------           --------        --------
            Net cash provided by operating activities . . . . . . . .     16,303              7,684          14,623
                                                                        --------           --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, net of income tax . . . . . . . . .      2,096               --              --
  Additions to property and equipment . . . . . . . . . . . . . . . .    (17,519)            (6,034)         (3,619)
  Other non-current assets  . . . . . . . . . . . . . . . . . . . . .     (2,840)            (2,347)         (1,473)
                                                                        --------           --------        --------
            Net cash used in investing activities . . . . . . . . . .    (18,263)            (8,381)         (5,092)
                                                                        --------           --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt . . . . . . . . . . . . . . . . . . . .      8,000             20,000            --
  Reduction of long-term debt . . . . . . . . . . . . . . . . . . . .     (5,552)           (13,224)         (8,056)
  Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .     (2,890)            (2,890)         (2,890)
  Proceeds from exercise of stock options . . . . . . . . . . . . . .       --                    1            --
                                                                        --------           --------        --------
            Net cash provided by (used in) financing activities . . .       (442)             3,887         (10,946)
                                                                        --------           --------        --------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,402)             3,190          (1,415)
  Cash and cash equivalents, beginning of year  . . . . . . . . . . .      8,301              5,111           6,526
                                                                        --------           --------        --------
CASH AND CASH EQUIVALENTS, END OF YEAR  . . . . . . . . . . . . . . .   $  5,899           $  8,301        $  5,111
                                                                        --------           --------        --------
                                                                        --------           --------        --------
(1)  53 week year.
- --------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTARY CASH FLOW INFORMATION

The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Investing and financing activities not reported in the Consolidated Statements of Cash Flows, because they do not involve cash, include equipment acquired through capital lease obligations of $1,085,000 in 1993, $1,257,000 in 1992 and $2,143,000 in 1991.

Interest paid (net of interest capitalized) was $7,165,000 in 1993, $7,218,000 in 1992 and $7,995,000 in 1991. Income tax payments were $753,000 in 1993,
$1,670,000 in 1992 and $2,235,000 in 1991.

The accompanying notes (pages F-5 through F-13) and summary of significant accounting policies (page F-14) are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                        Year Ended
                                                                    --------------------------------------------------
                                                                       January 29,      January 30,      January 25,
(in thousands)                                                             1994             1993             1992
- ----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .      $  5,899         $  8,301        $  5,111
  Receivables from customers, net . . . . . . . . . . . . . . . . .        45,668           49,459          51,784
  Merchandise inventories . . . . . . . . . . . . . . . . . . . . .        80,768           85,622          77,085
  Prepaid expenses and other assets . . . . . . . . . . . . . . . .         1,920            2,972           1,672
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . .         2,969            3,027           3,567
                                                                        ---------        ---------       ---------

        Total current assets  . . . . . . . . . . . . . . . . . . .       137,224          149,381         139,219
                                                                        ---------        ---------       ---------

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . . . .        96,526           88,786          90,360
                                                                        ---------        ---------       ---------
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,068           12,228           9,881
                                                                        ---------        ---------       ---------
                                                                         $248,818         $250,395        $239,460
                                                                        ---------        ---------       ---------
                                                                        ---------        ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt . . . . . . . . . . . . . . . .      $  3,971         $  3,371        $  3,094
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .        25,247           30,255          28,372
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . .        13,734           14,747          14,592
  Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . .           924              229             946
                                                                        ---------        ---------       ---------

        Total current liabilities . . . . . . . . . . . . . . . . .        43,876           48,602          47,004
                                                                        ---------        ---------       ---------

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . .       108,203          105,270          97,514
                                                                        ---------        ---------       ---------
DEFERRED TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . .         7,722            7,616           7,109
                                                                        ---------        ---------       ---------
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .         1,503            1,517           1,464
                                                                        ---------        ---------       ---------
SHAREHOLDERS' EQUITY:
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . .         5,966            5,966           5,966
  Paid-in surplus . . . . . . . . . . . . . . . . . . . . . . . . .         7,109            7,109           7,108
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .        74,838           74,714          73,694
  Treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . .          (399)            (399)           (399)
                                                                        ---------        ---------       ---------

                                                                           87,514           87,390          86,369
                                                                        ---------        ---------       ---------

                                                                         $248,818         $250,395        $239,460
                                                                        ---------        ---------       ---------
                                                                        ---------        ---------       ---------
- ----------------------------------------------------------------------------------------------------------------------

The accompanying notes (pages F-5 through F-13) and summary of significant accounting policies (page F-14) are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                        Common          Paid-in       Retained   Treasury
(in thousands except number of shares)                   Stock          Surplus       Earnings     Stock
- -----------------------------------------------------------------------------------------------------------
BALANCE, January 26, 1991 . . . . . . . . . . . .       $5,966          $7,108        $72,366      $(399)


FIFTY-TWO WEEKS ENDED January 25, 1992:
  Net earnings  . . . . . . . . . . . . . . . . .                                       4,218
  Dividends paid, 50 cents per share  . . . . . .                                      (2,890)
                                                        ------          ------        -------      -----

BALANCE, January 25, 1992 . . . . . . . . . . . .        5,966           7,108         73,694       (399)


FIFTY-THREE WEEKS ENDED January 30, 1993:
  Net earnings  . . . . . . . . . . . . . . . . .                                       3,910
  Dividends paid, 50 cents per share  . . . . . .                                      (2,890)
  Exercise of stock options . . . . . . . . . . .                            1
                                                        ------          ------        -------      -----

BALANCE, January 30, 1993 . . . . . . . . . . . .        5,966           7,109         74,714       (399)


FIFTY-TWO WEEKS ENDED January 29, 1994:
  Net earnings  . . . . . . . . . . . . . . . . .                                       3,014
  Dividends paid, 50 cents per share  . . . . . .                                      (2,890)
                                                        ------          ------        -------      -----

BALANCE, January 29, 1994 . . . . . . . . . . . .       $5,966          $7,109        $74,838      $(399)
                                                        ------          ------        -------      -----
                                                        ------          ------        -------      -----
- -----------------------------------------------------------------------------------------------------------



PREFERRED STOCK
Authorized 1,000,000 shares, $1 par value; no shares outstanding at January 25, 1992, January 30, 1993 and January 29, 1994.

COMMON STOCK
Authorized 15,000,000 shares, $1 par value; 5,966,141 shares issued at January 25, 1992, and 5,966,221 shares issued at January 30, 1993 and January 29, 1994. Shares issued include 187,200 shares in treasury at January 25, 1992, January 30, 1993 and January 29, 1994.


The accompanying notes (pages F-5 through F-13) and summary of significant accounting policies (page F-14) are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TAXES          The provisions for income taxes consisted of:
               ---------------------------------------------------------------------------------------------------------
               (in thousands)                                                           1993       1992        1991
               ---------------------------------------------------------------------------------------------------------
               Currently payable . . . . . . . . . . . . . . . . . . . . . . .        $1,432     $  937      $1,687
               Current deferred:
                 Alternative minimum tax . . . . . . . . . . . . . . . . . . .           314        120        (107)
                 Expenses deductible for tax purposes
                   only at time of payment . . . . . . . . . . . . . . . . . .          (256)       420         103
               Non-current deferred:
                 Accelerated depreciation  . . . . . . . . . . . . . . . . . .          (574)      (247)       (212)
                 Additional pension cost deductible for tax purposes . . . . .           692        835         846
                 Other timing differences, net . . . . . . . . . . . . . . . .           (12)       (81)        (41)
                                                                                    --------    -------     -------
                                                                                      $1,596     $1,984      $2,276
                                                                                    --------    -------     -------
                                                                                    --------    -------     -------
               ---------------------------------------------------------------------------------------------------------

               Income taxes as a percent of earnings before income taxes
               differed from the statutory Federal income tax rate as follows:
               ---------------------------------------------------------------------------------------------------------
               (percent of earnings before income taxes)                                1993       1992        1991
               ---------------------------------------------------------------------------------------------------------
               Statutory Federal income tax rate . . . . . . . . . . . . . . . .        34.0%      34.0%       34.0%
               State income tax  . . . . . . . . . . . . . . . . . . . . . . . .         0.1       (0.6)        1.0
               Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         0.5        0.3          --
                                                                                     -------    -------     -------
                                                                                        34.6%      33.7%       35.0%
                                                                                     -------    -------     -------
                                                                                     -------    -------     -------
               ---------------------------------------------------------------------------------------------------------

               Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial
               reporting purposes.  The components of the net deferred income tax liability at January 29, 1994 and January 31, 1993 (the
               first day of the 1993 fiscal year) were as follows:                                January     January
               ---------------------------------------------------------------------------------------------------------
               (in thousands)                                                                       1994        1993
               ---------------------------------------------------------------------------------------------------------
               Deferred Tax Liabilities:
                 Accelerated depreciation  . . . . . . . . . . . . . . . . . .                    $4,475      $4,472
                 Additional pension cost deductible for tax purposes . . . . .                     3,930       3,248
                 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       455         923
                                                                                                  ------      ------
                                                                                                   8,860       8,643
                                                                                                  ------      ------
               Deferred Tax Assets:
                 Accrued vacation pay  . . . . . . . . . . . . . . . . . . . .                     1,144       1,106
                 Additional inventory capitalized for tax purposes . . . . . .                     1,044         930
                 Alternative minimum tax credit carry forward  . . . . . . . .                       277         590
                 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     1,642       1,449
                                                                                                  ------      ------
                                                                                                   4,107       4,075
                                                                                                  ------      ------
                                                                                                  $4,753      $4,568
                                                                                                  ------      ------
                                                                                                  ------      ------
               ---------------------------------------------------------------------------------------------------------

               Taxes, other than income taxes, were as follows:
               ---------------------------------------------------------------------------------------------------------
               (in thousands)                                                            1993       1992         1991
               ---------------------------------------------------------------------------------------------------------
               Payroll taxes . . . . . . . . . . . . . . . . . . . . . . . . .        $ 7,167    $ 7,454      $ 7,481
               Real estate and personal property taxes . . . . . . . . . . . .          4,134      4,389        4,442
               Other taxes . . . . . . . . . . . . . . . . . . . . . . . . . .          1,116      1,349        1,433
                                                                                      -------    -------      -------
                                                                                      $12,417    $13,192      $13,356
                                                                                      -------    -------      -------
                                                                                      -------    -------      -------
               ---------------------------------------------------------------------------------------------------------

                                      F-5

INTEREST
EXPENSE

               Components of net interest expense are summarized below:
               -----------------------------------------------------------------------------------------------
               (in thousands)                                                      1993        1992      1991
               -----------------------------------------------------------------------------------------------
               Short-term borrowings . . . . . . . . . . . . . . . . . .         $  167      $  291    $  209
               Real estate obligations . . . . . . . . . . . . . . . . .          3,380       3,986     4,303
               Long-term debt  . . . . . . . . . . . . . . . . . . . . .          3,908       2,751     3,570
               Capital lease obligations . . . . . . . . . . . . . . . .            487         587       583
                                                                                -------     -------   -------
                                                                                  7,942       7,615     8,665

               Less interest earned on short-term investments  . . . . .             66          58       283

               Less interest capitalized on properties under development            332        --        --
                                                                                -------     -------   -------
                                                                                 $7,544      $7,557    $8,382
                                                                                -------     -------   -------
                                                                                -------     -------   -------
               -----------------------------------------------------------------------------------------------

CUSTOMER       Credit sales under Jacobson credit plans were 48.4% of
CREDIT AND     total sales in 1993, 50.7%  in 1992 and 52.8%  1991.
RECEIVABLES    Credit plans consist of option and extended payment
               accounts.

               Revenues and direct costs associated with the Company's credit program are summarized below:
               -----------------------------------------------------------------------------------------------
               (in thousands)                                                      1993        1992      1991
               -----------------------------------------------------------------------------------------------
               Finance charge revenues. . . . . . . . . . . . . . . . .           $5,660    $5,968    $6,290
                                                                                  ------    ------    ------
               Cost of credit operations:
                Credit and collection administration  . . . . . . . . .            1,389      1,646     2,108
                Allocated interest expense  . . . . . . . . . . . . . .            1,813      2,015     3,214
                Provision for doubtful accounts, net of recoveries  . .              720      1,116     1,064
                Provision (credit) for income taxes . . . . . . . . . .              591        405       (33)
                                                                                  ------     ------    ------
                                                                                   4,513      5,182     6,353
                                                                                  ------     ------    ------
               Net income from (cost of) credit program . . . . . . . .           $1,147     $  786   $   (63)
                                                                                  ------     ------   -------
                                                                                  ------     ------   -------
                 As a percent of credit sales . . . . . . . . . . . . .             0.6%       0.4%       - %
                                                                                   -----      -----     -----
                                                                                   -----      -----     -----
               -----------------------------------------------------------------------------------------------

               The finance charge rate assessed under the Company's credit plans has remained unchanged for 1993, 1992 and 1991. Allocated interest expense is computed at the average rate of interest incurred by Jacobson Credit Corp. (the Company's consolidated, wholly-owned finance subsidiary) applied to the average total receivables from customers. The average rate was 3.8% in 1993, 4.0% in 1992 and 6.3% in 1991.

               Receivables from customers at year-end were as follows:
               -----------------------------------------------------------------------------------------------
                                                                                 January     January   January
               (in thousands)                                                      1994        1993      1992
               -----------------------------------------------------------------------------------------------
               Receivables from customers  . . . . . . . . . . . . . . . . . .  $46,498     $50,360   $52,684
               Less reserve for doubtful accounts  . . . . . . . . . . . . . .      830         901       900
                                                                                -------     -------   -------
                                                                                $45,668     $49,459   $51,784
                                                                                -------     -------   -------
                                                                                -------     -------   -------
               -----------------------------------------------------------------------------------------------

               Accounts written off, net of recoveries, were $791,000 in 1993, $1,115,000 in 1992 and $1,272,000 in 1991 (0.40%, 0.53% and
               0.61%, respectively, of credit sales).

MERCHANDISE
INVENTORIES


               All merchandise inventories are valued at cost, which is lower than market, as determined by the retail last-in, first-out
               (LIFO) method. At year-end, merchandise inventories were as follows:

               -----------------------------------------------------------------------------------------------------
                                                                                  January       January      January
               (in thousands)                                                       1994         1993         1992
               -----------------------------------------------------------------------------------------------------
               Inventories at first-in, first-out (FIFO) cost  . . . . . . .    $100,607     $105,642      $97,306
               Less LIFO reserves  . . . . . . . . . . . . . . . . . . . . .      19,839       20,020       20,221
                                                                                --------     --------      -------
                                                                                $ 80,768     $ 85,622      $77,085
                                                                                --------     --------      -------
                                                                                --------     --------      -------
               -----------------------------------------------------------------------------------------------------

               The change in LIFO reserves from January 1993 to January
               1994 includes a $1,400,000 liquidation of most furniture LIFO reserves as a result of the Company's phase-out of furniture departments in six stores in 1993.

PROPERTY
AND
EQUIPMENT

               Property and equipment year-end are set forth below:
               -----------------------------------------------------------------------------------------------------
                                                                                  January     January      January
               (in thousands)                                                       1994         1993         1992
               -----------------------------------------------------------------------------------------------------
               Land and improvements . . . . . . . . . . . . . . . . . . . .      $ 9,329      $ 9,299      $ 9,221
               Buildings and improvements  . . . . . . . . . . . . . . . . .       89,608       82,398       81,765
               Furniture, fixtures and equipment . . . . . . . . . . . . . .       38,870       31,621       30,673
               Leasehold improvements  . . . . . . . . . . . . . . . . . . .        9,211        9,627        9,377
               Construction in progress  . . . . . . . . . . . . . . . . . .        1,089        2,405           92
               Capital leases  . . . . . . . . . . . . . . . . . . . . . . .       10,403       11,321       11,688
                                                                                  -------      -------      -------
                                                                                  158,510      146,671      142,816
                Less accumulated depreciation and amortization . . . . . . .       61,984       57,885       52,456
                                                                                  -------      -------      -------
                                                                                  $96,526      $88,786      $90,360
                                                                                  -------      -------      -------
                                                                                  -------      -------      -------
               -----------------------------------------------------------------------------------------------------

               Depreciation and amortization amounted to $9,404,000 in 1993, $8,865,000 in 1992 and $8,877,000 in 1991.

CAPITAL AND
MAINTENANCE
EXPENDITURES

               Capital expenditures, including amounts under capital leases, for the past three years are summarized below:
               -----------------------------------------------------------------------------------------------------
                                                                Stores and Store   Support Facilities
               (in thousands)                                      Modernization      and Equipment       Total
               -----------------------------------------------------------------------------------------------------
               1993  . . . . . . . . . . . . . . . . . . . . .       $15,503             $3,101            $18,604
               1992  . . . . . . . . . . . . . . . . . . . . .         4,350              2,941              7,291
               1991  . . . . . . . . . . . . . . . . . . . . .         3,187              2,575              5,762
               -----------------------------------------------------------------------------------------------------

               Stores and store modernization expenditures include those made for the acquisition of land, buildings and improvements, and related fixtures and equipment for new stores and expansion and re-fixturing of existing stores. Support facilities and equipment expenditures relate to corporate office and distribution centers and other non-store expenditures.

               Repairs and maintenance expense totalled $1,737,000 in 1993, $1,630,000 in 1992 and $1,621,000 in 1991.

LONG-TERM    At  January 29, 1994, the Company was obligated under
LEASES       non-cancellable long-term leases for certain stores or
             portions of stores, and for certain fixtures and equipment.
             Many of the leases contain renewal options. Most require payment of taxes, insurance, and other costs applicable to the property, and some require additional rentals based on percentages of sales.

             Future minimum rental commitments (net of rental income) as of
             January 29, 1994, for all non-cancellable leases which had a remaining term of more than one year were as follows:
             ------------------------------------------------------------------------------------------
                                                                                   Operating    Capital
             (in thousands)                                                         Leases       Leases
             ------------------------------------------------------------------------------------------
             1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 4,601    $2,159
             1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,430     1,889
             1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,270       893
             1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,305       560
             1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,176       225
             Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       60,047       272
                                                                                      -------   -------
             Total minimum lease payments                                             $81,829     5,998
                                                                                      -------
                                                                                      -------
             Less imputed interest . . . . . . . . . . . . . . . . . . . . . . .                    863
                                                                                                -------
             Capital lease obligations, including current maturities of $1,779 .                 $5,135
                                                                                                -------
                                                                                                -------
             ------------------------------------------------------------------------------------------

             Capital leases provide the Company with the economic benefits and risks of ownership. These leases are capitalized and treated as installment purchases of depreciable property. Capital leases are included in the balance sheets as property and equipment while the related lease obligations are included in current portion of long-term debt. Interest based on these obligations and amortization based on the lease terms are charged to current operations in lieu of rental expense.

             All other leases are considered operating leases. Operating leases are accounted for by recording rental expense over the terms of the leases. Additional rentals based on percentages of sales are recorded as rental for both capital and operating leases.

             Rental expense (net of rental income) was as follows:
            -------------------------------------------------------------------------------------------
            (in thousands)                                                  1993       1992        1991
            -------------------------------------------------------------------------------------------
            Buildings and improvements:
              Operating leases:
               Minimum rent  . . . . . . . . . . . . . . . . . . . . .     $3,914      $3,496    $2,723
               Percentage rent . . . . . . . . . . . . . . . . . . . .      1,013       1,418     1,359
              Capital leases:
               Percentage rent . . . . . . . . . . . . . . . . . . . .        356         295       315
                                                                          -------     -------    ------
                                                                           $5,283      $5,209    $4,397
                                                                          -------     -------    ------
                                                                          -------     -------    ------
            Fixtures and equipment:
             Operating leases  . . . . . . . . . . . . . . . . . . . .    $   947     $   922   $   840
                                                                          -------     -------    ------
                                                                          -------     -------    ------
            -------------------------------------------------------------------------------------------

FINANCING     Jacobson Credit Corp. has available an unsecured line of
              credit of $35,000,000 under a three year Revolving Credit
              Agreement with two banks. The Agreement provides for either or both of two interest rate alternatives, at the Company's option, which historically are below the prime rate of interest of the lending banks. Borrowings under this Agreement mature on June 30, 1996. On each June 30, this maturity date extends one year unless terminated by written notice. The Agreement requires a facility fee equal to 1/4 of 1% of the line per annum. Compensating balances are not required. There were no borrowings outstanding under the Agreement at January 29, 1994.

              Short-term borrowings and interest rates for the past three years were as follows:
              -------------------------------------------------------------------------------------------------------
              (in thousands)                                                       1993          1992          1991
              -------------------------------------------------------------------------------------------------------
               Maximum amount outstanding  . . . . . . . . . . . . . . . .         $16,500       $30,700      $20,500
               Daily weighted average amount outstanding . . . . . . . . .         $ 4,393       $ 7,215      $ 3,735
               Daily weighted average interest rate  . . . . . . . . . . .             3.8%          4.0%         5.6%
              -------------------------------------------------------------------------------------------------------

               At year end, long-term debt, less current maturities, consisted of the following:
                                                                                 January       January       January
              -------------------------------------------------------------------------------------------------------
               (in thousands)                                                      1994         1993           1992
              -------------------------------------------------------------------------------------------------------

               6-3/4% Convertible Subordinated Debentures due 2011 . . . .        $ 34,500      $ 34,500      $34,500
               Mortgage notes and collateral trust bonds due
                 through 2005, at rates from 6.44% to 9.5% . . . . . . . .          40,482        36,039       37,157
               7.73% unsecured term loan due 2002  . . . . . . . . . . . .          20,000        20,000          --
               Industrial development revenue bond obligations,
                 due through 2015, at variable rates below prime . . . . .           9,865        10,509       11,288
               10% Subordinated Debentures, net of original
                 issue discount  . . . . . . . . . . . . . . . . . . . . .             --           --         10,000
                                                                                  --------      --------      -------
                                                                                   104,847       101,048       92,945
               Capital lease obligations . . . . . . . . . . . . . . . . .           3,356         4,222        4,569
                                                                                  --------      --------      -------
                                                                                  $108,203      $105,270      $97,514
                                                                                  --------      --------      -------
                                                                                  --------      --------      -------
              -------------------------------------------------------------------------------------------------------

               The 6-3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining premiums to December
               15, 1996, and thereafter at par. Mandatory annual sinking fund payments of $1,725,000 are required beginning December 15, 1996. At January 29, 1994,
               1,056,000 shares of authorized common stock were reserved for conversion.

               The Company has a ten-year Term Loan Agreement with two banks which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. The Term Loan Agreement provides for payments of interest only through December 31, 1995, with quarterly principal repayments commencing March 31, 1996. The Company has $20,000,000 outstanding under this facility at January 29, 1994 at a fixed rate of 7.73%.

                Loan agreements include, among other things, covenants requiring minimum working capital, minimum net worth and minimum cash flow and restricting capital stock redemptions and dividend payments. Under the most restrictive net worth covenant, at January 29, 1994, $9,051,000 was available for capital stock redemptions and dividend payments.

                Aggregate maturities of long-term debt for the next five years are as follows:
                ----------------------------------------------------------------------------------------------------
                                                                                              Capital
                                                                               Long-Term        Lease
                (in thousands)                                                   Debt        Obligations (1)   Total
                ----------------------------------------------------------------------------------------------------

                1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,192        $1,779        $3,971
                1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,911         1,684         3,595
                1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,768           790         6,558
                1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,028           509         6,537
                1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,329           203         6,532

                (1)  Excluding imputed interest.
                ----------------------------------------------------------------------------------------------------

                Based on the quoted market price of the 6-3/4% Convertible Subordinated Debentures due 2011 and on the current rates offered to the Company for other long-term debt of similar remaining maturities, the estimated fair value of total long-term debt, excluding capital lease obligations, was less than the carrying value by approximately $5,700,000 at January 29, 1994 and $3,300,000 at January 30, 1993.

ACCRUED
EXPENSES

                Accrued expenses at year-end were as follows:
                -------------------------------------------------------------------------------------------------
                                                                                 January     January      January
                (in thousands)                                                     1994        1993         1992
                -------------------------------------------------------------------------------------------------
                Wages and vacation pay  . . . . . . . . . . . . . . . . . . .    $ 6,272     $ 6,541      $ 5,682
                Pension . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,100       1,621        2,333
                Taxes other than income taxes . . . . . . . . . . . . . . . .      2,310       2,583        2,849
                Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .        801         867        1,048
                Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,251       3,135        2,680
                                                                                 -------     -------      -------
                                                                                 $13,734     $14,747      $14,592
                                                                                 -------     -------      -------
                                                                                 -------     -------      -------
                -------------------------------------------------------------------------------------------------

GAIN ON SALE    In 1993, the Company relocated its Ann Arbor, Michigan, store
OF PROPERTY     operations to the Briarwood Mall and sold its interest in
                its downtown store facility at an after-tax gain of $636,000.

STOCK OPTIONS    At January 29, 1994, 153,160 shares of Jacobson Stores Inc.
                 common stock were reserved for issuance under a stock option plan adopted in 1983. The option price is not less than the fair market value at the date of grant. After December 4, 1993, no more options may be granted under this plan. The
                 Company's shareholders will be asked to approve a proposed new stock option plan at the 1994 Annual Meeting of Shareholders.

                 Option activity for the past three years was as follows:
                 --------------------------------------------------------------------------------------------------------------
                                                                                           Number                 Option Price
                                                                                          of Shares                Per Share
                 --------------------------------------------------------------------------------------------------------------
                 Options outstanding at January 26, 1991  . . . . . . . . . . . . . . .    144,980               $14.00 - 25.58
                 Activity during 1991:
                    Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     53,555                16.50 - 19.80
                    Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35                        14.00
                    Expired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     59,075                14.00 - 25.58
                                                                                           -------               --------------
                 Options outstanding at January 25, 1992  . . . . . . . . . . . . . . .    139,425                14.00 - 25.03

                 Activity during 1992:
                    Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     95,000                13.75 - 16.00
                    Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         80                        14.00
                    Expired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     38,020                14.00 - 25.03
                                                                                           -------               --------------
                 Options outstanding at January 30, 1993  . . . . . . . . . . . . . . .    196,325                13.75 - 21.75

                 Activity during 1993:
                    Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,000                12.25 - 14.00
                    Expired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50,165                13.75 - 21.75
                                                                                           -------               --------------
                 Options outstanding at January 29, 1994  . . . . . . . . . . . . . . .    153,160               $12.25 - 21.75
                                                                                           -------               --------------
                                                                                           -------               --------------
                 --------------------------------------------------------------------------------------------------------------

PREFERRED        The Company has a Preferred Stock Purchase Rights Plan, under
STOCK            which a Right is attached to each share of the Company's Common
PURCHASE         Stock.  Each Right entitles the registered holder to purchase
RIGHTS           from the Company one one-hundredth of a share of Series A
                 Preferred Stock at an exercise price of $100, subject to adjustment. The Company has reserved 100,000 shares of Series A Preferred Stock for issuance on exercise of the Rights. The Rights trade with the Company's Common Stock and will become exercisable 10 days after any person or group acquires 25% or more of the Company's Common Stock, or commences or announces an offer for 30% or more of the Company's Common Stock. After the Rights become exercisable, if the Company is acquired in a merger or other business combination or if 50% or more of its assets or earning power are sold, each Right will entitle the holder to purchase, at the then current exercise price of the Right, shares of common stock of the acquiring company having a market value of twice the exercise price of the Right. Alternatively, if a 25% shareholder acquires the Company by means of a reverse merger in which the Company and its stock survive, or if such shareholder engages in self-dealing transactions with the Company or acquires beneficial ownership of 40% or more of the Company's Common Stock other than by means of a fair offer to buy all shares, each Right (except those of the acquiring person or group) will entitle its holder to purchase, on exercise, shares of the Company's Common Stock having a market value of twice the current exercise price of each Right. The
                 Rights may be redeemed by the Company for one cent per Right until 30 days after a person or group acquires 25% or more of the Company's Common Stock, and will expire on October 25, 1998.

RETIREMENT       The Company has a trusteed non-contributory defined benefit
PLANS            pension plan covering substantially all of its employees.
                 Benefits under the plan are based on a career average pay formula. Service cost and the projected benefit obligation under the projected unit credit actuarial method reflect the impact of estimated increases in compensation on future pension benefits. Unrecognized pension costs and credits, including actuarial gains and losses, are amortized over the average remaining service period of those employees expected to receive pension benefits. The Company has no unrecognized prior service cost. Pension expense was $1,160,000 in 1993, $1,083,000 in 1992 and $729,000 in 1991. The Company's
                 funding policy satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the
                 Internal Revenue Code of 1986. Pension plan assets are held and managed by an independent trustee.


                 Net periodic pension expense, the funded status of the plan, and the related actuarial assumptions for the past three
                 years are as follows:
                 -------------------------------------------------------------------------------------------------
                 Components of Net Pension Expense
                 (in thousands)                                                    1993         1992         1991
                 -------------------------------------------------------------------------------------------------
                 Service cost for benefits earned during the year  . . . . . . .   $1,799      $1,639       $1,290
                 Interest cost on projected benefit obligation . . . . . . . . .    2,602       2,394        2,138
                 Actual return on assets . . . . . . . . . . . . . . . . . . . .   (1,365)     (2,337)      (6,288)
                 Net amortization and deferral . . . . . . . . . . . . . . . . .   (1,876)       (613)       3,589
                                                                                   ------     -------       ------
                 Net pension expense . . . . . . . . . . . . . . . . . . . . . .   $1,160      $1,083       $  729
                                                                                   ------      ------       ------
                                                                                   ------      ------       ------
                 -------------------------------------------------------------------------------------------------
                 Funded Status                                                                December 31,
                                                                                 ---------------------------------
                 (in thousands)                                                    1993         1992         1991
                 -------------------------------------------------------------------------------------------------
                 Actuarial present value of accumulated plan benefits:
                   Vested  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $33,697     $29,083      $25,257
                   Non-vested  . . . . . . . . . . . . . . . . . . . . . . . . .    1,626       1,569        1,543
                                                                                  -------     -------      -------
                 Accumulated benefit obligation  . . . . . . . . . . . . . . . .  $35,323     $30,652      $26,800
                                                                                  -------     -------      -------
                                                                                  -------     -------      -------

                 Projected benefit obligation  . . . . . . . . . . . . . . . . .  $40,957     $35,098      $30,622
                 Fair market value of assets . . . . . . . . . . . . . . . . . .   39,872      36,970       33,321
                                                                                  -------     -------      -------
                 Plan assets in excess of (less than) projected
                   benefit obligation  . . . . . . . . . . . . . . . . . . . . .   (1,085)      1,872        2,699
                 Unrecognized net assets at transition . . . . . . . . . . . . .   (1,129)     (1,454)      (1,779)
                 Unrecognized net loss . . . . . . . . . . . . . . . . . . . . .   11,330       6,284        3,406
                                                                                  -------     -------      -------
                 Net prepaid pension cost  . . . . . . . . . . . . . . . . . . .  $ 9,116     $ 6,702      $ 4,326
                                                                                  -------     -------      -------
                                                                                  -------     -------      -------
                 -------------------------------------------------------------------------------------------------
                 Actuarial Assumptions                                                1993        1992      1991
                 -------------------------------------------------------------------------------------------------
                 Discount rate:
                   Beginning of year . . . . . . . . . . . . . . . . . . . . . .      7.5%        8.0%       8.5%
                   End of year . . . . . . . . . . . . . . . . . . . . . . . . .      7.0         7.5        8.0
                 Expected return on plan assets  . . . . . . . . . . . . . . . .      9.0         9.0        9.0
                 Rate of increase in compensation  . . . . . . . . . . . . . . .      5.0         5.0        5.0
                 -------------------------------------------------------------------------------------------------

                 The Company contributed and charged to expense $339,000 in 1993, $171,000 in 1992 and $405,000 in 1991 for
                 multi-employer pension plans. These contributions were determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Under the provisions of the Multi-Employer Pension Plan Amendments Act of 1980, if the Company should substantially or totally withdraw from a multi-employer pension fund, it would be required to continue contributions to such plan to the extent of its portion of the plan's unfunded vested liability. Management has no plans to terminate operations that would subject the Company to such liability.

CONDENSED
BALANCE
SHEETS

                        Condensed balance sheets of Jacobson Stores Realty
                        Company, Jacobson Credit Corp. and merchandising
                        operations are shown below:
                        -----------------------------------------------------------------------------------------------------
                                                                                            January      January      January
                        (in thousands)                                                        1994         1993         1992
                        -----------------------------------------------------------------------------------------------------

                        JACOBSON STORES REALTY COMPANY
                        -----------------------------------------------------------------------------------------------------
                        Current assets  . . . . . . . . . . . . . . . . . . . . . . .       $    159    $    338     $     48
                        Advances to Jacobson Stores Inc.  . . . . . . . . . . . . . .         17,764      19,323       16,310
                        Property and equipment, net . . . . . . . . . . . . . . . . .         63,186      56,498       60,038
                        Investments and other assets  . . . . . . . . . . . . . . . .          1,146         793          889
                                                                                           ---------   ---------    ---------
                             Assets . . . . . . . . . . . . . . . . . . . . . . . . .       $ 82,255    $ 76,952     $ 77,285
                                                                                           ---------   ---------    ---------
                                                                                           ---------   ---------    ---------
                        Current liabilities . . . . . . . . . . . . . . . . . . . . .       $  3,655    $  3,187     $  2,951
                        Long-term debt  . . . . . . . . . . . . . . . . . . . . . . .         50,089      46,324       48,018
                        Other liabilities . . . . . . . . . . . . . . . . . . . . . .          2,841       3,445        3,661
                        Equity of Jacobson Stores Inc.  . . . . . . . . . . . . . . .         25,670      23,996       22,655
                                                                                           ---------   ---------    ---------
                             Liabilities and Equity . . . . . . . . . . . . . . . . .       $ 82,255    $ 76,952     $ 77,285
                                                                                           ---------   ---------    ---------
                                                                                           ---------   ---------    ---------

                        JACOBSON CREDIT CORP.
                        -----------------------------------------------------------------------------------------------------
                        Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    245    $    212     $     71
                        Advances to Jacobson Stores Inc.  . . . . . . . . . . . . .            7,993       7,962        7,965
                                                                                           ---------   ---------    ---------
                                 Assets . . . . . . . . . . . . . . . . . . . . . .         $  8,238    $  8,174     $  8,036
                                                                                           ---------   ---------    ---------
                                                                                           ---------   ---------    ---------
                        Current liabilities . . . . . . . . . . . . . . . . . . . .         $     53    $     85     $     84
                        Equity of Jacobson Stores Inc.  . . . . . . . . . . . . . .            8,185       8,089        7,952
                                                                                           ---------   ---------    ---------
                                 Liabilities and Equity . . . . . . . . . . . . . .         $  8,238    $  8,174     $  8,036
                                                                                           ---------   ---------    ---------
                                                                                           ---------   ---------    ---------

                        JACOBSON STORES INC. (merchandising operations)
                        -----------------------------------------------------------------------------------------------------
                        Current assets. . . . . . . . . . . . . . . . . . . . . . . .       $136,887    $148,908     $139,177
                        Property and equipment, net . . . . . . . . . . . . . . . . .         33,340      32,288       30,322
                        Investments and other assets  . . . . . . . . . . . . . . . .         17,442      15,022       12,656
                                                                                           ---------   ---------    ---------
                             Assets . . . . . . . . . . . . . . . . . . . . . . . . .       $187,669    $196,218     $182,155
                                                                                           ---------   ---------    ---------
                                                                                           ---------   ---------    ---------
                        Current liabilities . . . . . . . . . . . . . . . . . . . . .       $ 40,235    $ 45,407     $ 44,046
                        Long-term debt  . . . . . . . . . . . . . . . . . . . . . . .         58,114      58,946       49,496
                        Other liabilities . . . . . . . . . . . . . . . . . . . . . .          7,801       7,175        6,476
                        Advances from subsidiaries  . . . . . . . . . . . . . . . . .         25,757      27,285       24,275
                        Shareholders' equity  . . . . . . . . . . . . . . . . . . . .         55,762      57,405       57,862
                                                                                           ---------   ---------    ---------
                             Liabilities and Equity . . . . . . . . . . . . . . . . .       $187,669    $196,218     $182,155
                                                                                           ---------   ---------    ---------
                                                                                           ---------   ---------    ---------
                        -----------------------------------------------------------------------------------------------------

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN ACCOUNTING POLICY. Effective January 31, 1993 (the first day of the fiscal year), the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Adoption had an immaterial impact on net earnings.

BASIS OF REPORTING. Jacobson Stores Inc. operates specialty department stores in 25 cities in Michigan, Ohio, Indiana and Florida. The consolidated financial statements include the accounts of the Company and two wholly-owned subsidiaries, Jacobson Stores Realty Company and Jacobson Credit Corp. All significant inter-company transactions and balances have been eliminated.

FISCAL YEAR. The Company's fiscal year ends on the last Saturday in January. Fiscal years 1993 and 1991 consisted of 52 weeks and ended January 29, 1994 and January 25, 1992, respectively. Fiscal 1992 consisted of 53 weeks and ended January 30, 1993.

SALES. Sales are net of returns and include sales by leased departments. Restaurant and alteration revenues are reflected as a reduction of cost of merchandise sold. Finance charge revenues are recorded as income when earned and are reflected as a reduction of selling, general and administrative expenses.

RECEIVABLES FROM CUSTOMERS. An account is reviewed for write-off if payment of 20% (one full monthly payment) has not been received during the previous four month period or if it is otherwise determined that the account is uncollectible.

MERCHANDISE INVENTORIES. All merchandise inventories are valued at cost, which is lower than market, as determined by the retail last-in, first-out (LIFO) method.

PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Major replacements and improvements are charged to the property and equipment accounts. Maintenance, repairs and minor replacements are charged to expense as incurred. When assets are sold, retired, or fully depreciated, their cost and related accumulated depreciation and amortization are removed from the property and equipment accounts, and any gain or loss is reflected in the statements of earnings.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the property and equipment, or over the respective lease terms, if such periods are shorter.

CAPITALIZATION OF INTEREST. Interest expense incurred on properties under development is capitalized to reflect properly the costs of properties up to the time they produce revenues. The amounts capitalized are then amortized over the respective lives of the depreciable assets.

PRE-OPENING EXPENSES. Expenditures of a non-capital nature associated with opening a new store are charged to expense using the straight-line method in the twelve months immediately following the opening.

INCOME TAXES. Deferred income taxes result from differences between the tax basis of an asset or liability and its reported amount in the financial statements (temporary differences) and are adjusted for changes in tax laws and rates.

EARNINGS PER SHARE. Primary earnings per share are computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the year. Weighted average shares outstanding, excluding treasury shares, were 5,779,117 in 1993, 5,785,187 in 1992 and 5,786,190 in 1991. Fully diluted earnings per share are computed based on the additional assumption that the Company's 6-3/4% Convertible Subordinated Debentures due 2011 were converted to common stock at the date of issuance with a corresponding increase in net earnings to reflect reduction in related interest expense, net of income taxes. Weighted average shares outstanding used in the computation of fully diluted earnings per share were 6,835,132 in 1993, 6,841,188 in 1992 and 6,846,379 in 1991.

FINANCIAL INSTRUMENTS. With the exception of long-term debt and shareholders' equity, the Company records all financial instruments, including cash equivalents, receivables from customers and accounts payable, at or in amounts approximating market value.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Jacobson Stores Inc.:

We have audited the accompanying consolidated balance sheets of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of January 29, 1994, January 30, 1993, and January 25, 1992 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Stores Inc. and subsidiaries as of January 29, 1994, January 30, 1993, and January 25, 1992 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1994, in conformity with generally accepted accounting principles.

As explained in the Notes to Consolidated Financial Statements, effective January 31, 1993, the Company changed its method of accounting for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes."




Detroit, Michigan
March 4, 1994.
                                                   /s/   ARTHUR ANDERSEN & CO.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                       QUARTERLY  INFORMATION (unaudited)


OPERATING        The  unaudited  quarterly  operating  results  shown
RESULTS          below  were  prepared  using  the  same  accounting  policies that are applied to the annual data.

                 ---------------------------------------------------------------------------------------------------
                                                                                          Quarter
                                                                          ------------------------------------------
                 (in thousands, except per share data)                     First     Second      Third       Fourth
                 ---------------------------------------------------------------------------------------------------
                 1993
                 ----
                 Net sales . . . . . . . . . . . . . . . . . . . . . . .  $96,063    $88,049    $90,436     $129,268
                 Cost of merchandise sold, buying and
                   occupancy expenses  . . . . . . . . . . . . . . . . .   62,187     62,856     56,351       85,488
                 Selling, general and administrative expenses  . . . . .   31,276     29,726     31,355       33,402
                 Interest expense, net . . . . . . . . . . . . . . . . .    1,945      1,875      1,885        1,839
                 Gain on sale of property  . . . . . . . . . . . . . . .       --         --       (979)          --
                 Earnings (loss) before income taxes . . . . . . . . . .      655     (6,408)     1,824        8,539
                 Net earnings (loss) . . . . . . . . . . . . . . . . . .      426     (4,166)     1,186        5,568
                 Earnings (loss) per share:
                   Primary . . . . . . . . . . . . . . . . . . . . . . .  $   .07      $(.72)      $.21         $.96
                   Fully diluted . . . . . . . . . . . . . . . . . . . .      .07       (.72)       .21          .87


                 1992 (1)
                 ----
                 Net sales . . . . . . . . . . . . . . . . . . . . . . .  $91,574    $89,643    $88,012     $142,402
                 Cost of merchandise sold, buying and
                   occupancy expenses  . . . . . . . . . . . . . . . . .   58,635     64,724     55,540       94,063
                 Selling, general and administrative expenses  . . . . .   29,048     28,165     30,478       37,527
                 Interest expense, net . . . . . . . . . . . . . . . . .    1,869      1,746      1,763        2,179
                 Earnings (loss) before income taxes . . . . . . . . . .    2,022     (4,992)       231        8,633
                 Net earnings (loss) . . . . . . . . . . . . . . . . . .    1,314     (3,244)       150        5,690
                 Earnings (loss) per share:
                   Primary . . . . . . . . . . . . . . . . . . . . . . .     $.23      $(.56)      $.03         $.98
                   Fully diluted . . . . . . . . . . . . . . . . . . . .      .23       (.56)       .03          .89


                 1991
                 ----
                 Net sales . . . . . . . . . . . . . . . . . . . . . . .  $90,831    $87,933    $87,820     $129,093
                 Cost of merchandise sold, buying and
                   occupancy expenses  . . . . . . . . . . . . . . . . .   58,070     61,732     54,221       86,844
                 Selling, general and administrative expenses  . . . . .   28,679     27,300     29,792       34,163
                 Interest expense, net . . . . . . . . . . . . . . . . .    2,125      2,041      2,029        2,187
                 Earnings (loss) before income taxes . . . . . . . . . .    1,957     (3,140)     1,778        5,899
                 Net earnings (loss) . . . . . . . . . . . . . . . . . .    1,272     (2,041)     1,156        3,831
                 Earnings (loss) per share:
                   Primary . . . . . . . . . . . . . . . . . . . . . . .     $.22      $(.35)      $.20         $.66
                   Fully diluted . . . . . . . . . . . . . . . . . . . .      .22       (.35)       .20          .61

                  (1)  53 week year
                 ---------------------------------------------------------------------------------------------------

The Company's business is seasonal in nature. Traditionally, a higher proportion of sales and net earnings is generated in the fourth quarter (which includes the Christmas season). The anticipated effective annual tax rate is used to compute income taxes on a quarterly basis. The gross margins used in calculating cost of goods sold for interim periods include an allocation of the estimated annual LIFO provision. This charge cannot be determined precisely until the year-end inventory value is known and the Bureau of Labor Statistics Department Store Index is published in late February.

The impact of LIFO on earnings per share as it was reported and as it would have been had the actual charge (benefit) been known when the quarterly allocations were made is shown below.



- -------------------------------------------------------------------------------------------
                             As Reported                       As Reallocated
                   -------------------------------    ---------------------------------
    Quarter           1993        1992        1991        1993        1992      1991
- -------------------------------------------------------------------------------------------
      1st            $ .08       $ .07       $.07         $ .03      $(.01)      $.06
      2nd             (.09)        .07        .07          (.12)         -        .05
      3rd              .07         .07        .07           .03          -        .05
      4th             (.08)       (.23)       .03           .04       (.01)       .08
                     -----       -----      -----         -----      -----      -----
                     $(.02)      $(.02)      $.24         $(.02)     $(.02)      $.24
                     -----       -----       ----         -----      -----       ----
                     -----       -----       ----         -----      -----       ----
- -------------------------------------------------------------------------------------------

                             ARTHUR ANDERSEN & CO.





                    Report of Independent Public Accountants


To Jacobson Stores Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Jacobson Stores Inc. included in this Form 10-K as pages F-1 through F-14 and have issued our report thereon dated March 4, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                     /s/  ARTHUR ANDERSEN & CO.




Detroit, Michigan
March 4, 1994.

                                                                      SCHEDULE V
               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                      SCHEDULE V - PROPERTY AND EQUIPMENT

               FOR THE THREE FISCAL YEARS ENDED JANUARY 29, 1994
                                 (in thousands)

                    Column A                     Column B        Column C        Column D          Column E        Column F

                                                 Balance                                                            Balance
                                                Beginning        Additions        Sales and                          End of
                   Description                  of Period         at Cost         Retirements     Transfers          Period
- -------------------------------------           ----------      -----------       -----------     ---------        ----------
52 WEEKS ENDED JANUARY 25, 1992:
   Land and improvements                         $  9,214        $    22         $   (15)        $     --          $  9,221
   Buildings and improvements                      81,285            885            (602)             197            81,765
   Furniture, fixtures and equipment               29,864          1,884          (1,706)             631            30,673
   Leasehold improvements                           9,652            111            (386)              --             9,377
   Construction in progress                            39            881              --             (828)               92
   Capital leases -
      Buildings and improvements                    3,136             --            (139)              --             2,997
      Furniture, fixtures and equipment             7,243          2,142            (694)              --             8,691
                                                 --------        -------        --------         --------          --------
                                                 $140,433        $ 5,925         $(3,542)        $     --          $142,816
                                                 --------        -------         --------        --------          --------
                                                 --------        -------         --------        --------          --------

53 WEEKS ENDED JANUARY 30, 1993:
   Land and improvements                         $  9,221        $    78         $    --         $     --          $  9,299
   Buildings and improvements                      81,765          1,141            (512)               4            82,398
   Furniture, fixtures and equipment               30,673          1,463          (1,297)             782            31,621
   Leasehold improvements                           9,377            241              (3)              12             9,627
   Construction in progress                            92          3,111              --             (798)            2,405
   Capital leases -
      Buildings and improvements                    2,997             --            (416)              --             2,581
      Furniture, fixtures and equipment             8,691          1,257          (1,208)              --             8,740
                                                 --------        -------         -------         --------          --------
                                                 $142,816        $ 7,291         $(3,436)        $     --          $146,671
                                                 --------        -------         --------        --------          --------

52 WEEKS ENDED JANUARY 29, 1994:
   Land and improvements                         $  9,299        $    12         $  (222)        $    240          $  9,329
   Buildings and improvements                      82,398            459          (1,781)           8,532            89,608
   Furniture, fixtures and equipment               31,621          2,520          (1,896)           6,625            38,870
   Leasehold improvements                           9,627            241            (863)             206             9,211
   Construction in progress                         2,405         14,287              --          (15,603)            1,089
   Capital leases -
      Buildings and improvements                    2,581             --            (533)              --             2,048
      Furniture, fixtures and equipment             8,740          1,085          (1,470)              --             8,355
                                                 --------        -------         -------         --------          --------
                                                 $146,671        $18,604         $(6,765)        $     --          $158,510
                                                 --------        -------         --------       ---------          --------
                                                 --------        -------         --------       ---------          --------

                                                                     SCHEDULE VI

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE VI - DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

               FOR THE THREE FISCAL YEARS ENDED JANUARY 29, 1994
                                 (in thousands)

                    Column A                     Column B        Column C        Column D          Column E        Column F

                                                                 Additions
                                                  Balance        Charged to                                       Balance
                                                 Beginning       Costs and     Sales and                          End of
                   Description                  of Period        Expenses      Retirements       Transfers        Period
- -------------------------------------           ----------      ----------     -----------     ------------      --------
52 WEEKS ENDED JANUARY 25, 1992:
   Land and improvements                         $   861           $  197        $   (15)        $  --            $ 1,043
   Buildings and improvements                     24,869            3,196           (602)           --             27,463
   Furniture, fixtures and equipment              12,219            3,401         (1,706)           --             13,914
   Leasehold improvements                          3,005              504           (386)           --              3,123
   Capital leases -
      Buildings and improvements                   2,400              122           (139)           --              2,383
      Furniture, fixtures and equipment            3,604            1,457           (531)           --              4,530
                                                 -------           ------        -------         --------         -------
                                                 $46,958           $8,877        $(3,379)        $  --            $52,456
                                                 -------           ------        --------        --------         -------
                                                 -------           ------        --------        --------         -------

53 WEEKS ENDED JANUARY 30, 1993:
   Land and improvements                         $ 1,043           $  199        $   --          $  --            $ 1,242
   Buildings and improvements                     27,463            3,233           (512)           --             30,184
   Furniture, fixtures and equipment              13,914            3,424         (1,297)           --             16,041
   Leasehold improvements                          3,123              510             (3)           --              3,630
   Capital leases -
      Buildings and improvements                   2,383              119           (416)           --              2,086
      Furniture, fixtures and equipment            4,530            1,380         (1,208)           --              4,702
                                                 -------           ------        -------         --------         -------
                                                 $52,456           $8,865        $(3,436)        $  --            $57,885
                                                 -------           ------        --------        --------         -------
                                                 -------           ------        --------        --------         -------

52 WEEKS ENDED JANUARY 29, 1994:
   Land and improvements                         $ 1,242           $  205        $   --          $  --            $ 1,447
   Buildings and improvements                     30,184            3,382         (1,243)           --             32,323
   Furniture, fixtures and equipment              16,041            3,813         (1,754)           --             18,100
   Leasehold improvements                          3,630              490           (407)           --              3,713
   Capital leases -
      Buildings and improvements                   2,086               93           (507)           --              1,672
      Furniture, fixtures and equipment            4,702            1,421         (1,394)           --              4,729
                                                 -------           ------        -------         --------         -------
                                                 $57,885           $9,404        $(5,305)        $  --            $61,984
                                                 -------           ------        --------        --------         -------
                                                 -------           ------        --------        --------         -------

                                                                   SCHEDULE VIII


               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               FOR THE THREE FISCAL YEARS ENDED JANUARY 29, 1994
                                 (in thousands)


                   Column A                         Column B         Column C          Column D        Column E


                                                                    Additions         Deductions
                                                     Balance        Charged to            For           Balance
                                                    Beginning       Costs and          Bad Debts        End of
                    Description                     of Period        Expenses        Written Off        Period
- ----------------------------------------           ----------       -----------      ------------       ------
52 WEEKS ENDED JANUARY 25, 1992:
  Receivables from customers -
    Reserve for doubtful accounts                  $1,108             $1,480           $(1,688)         $  900
                                                   ------             ------           -------          ------
                                                   ------             ------           -------          ------


53 WEEKS ENDED JANUARY 30, 1993:
  Receivables from customers -
    Reserve for doubtful accounts                  $  900             $1,116           $(1,115)         $  901
                                                   ------             ------           -------          ------
                                                   ------             ------           -------          ------


52 WEEKS ENDED JANUARY 29, 1994:
  Receivables from customers -
    Reserve for doubtful accounts                  $  901             $  720           $  (791)         $  830
                                                   ------             ------           -------          ------
                                                   ------             ------           -------          ------

                                                                      SCHEDULE X



               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


             SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION

               FOR THE THREE FISCAL YEARS ENDED JANUARY 29, 1994
                                 (in thousands)




               Column A                                                       Column B


                                                                          Charged to Costs
                 Item                                                       and Expenses
                 ----                                                     ----------------
52 WEEKS ENDED JANUARY 25, 1992:
  Maintenance and repairs                                                       $ 1,621
  Depreciation and amortization                                                   8,877
  Taxes, other than income taxes:
    Payroll                                                                       7,481
    Property                                                                      4,442
    Other                                                                         1,433
  Rental of real property, fixtures and equipment                                 5,237
  Advertising costs                                                              10,582
                                                                                -------
                                                                                -------


53 WEEKS ENDED JANUARY 30, 1993:
  Maintenance and repairs                                                       $ 1,630
  Depreciation and amortization                                                   8,865
  Taxes, other than income taxes:
    Payroll                                                                       7,454
    Property                                                                      4,389
    Other                                                                         1,349
  Rental of real property, fixtures and equipment                                 6,131
  Advertising costs                                                              10,702
                                                                                -------
                                                                                -------


52 WEEKS ENDED JANUARY 29, 1994:
  Maintenance and repairs                                                       $ 1,737
  Depreciation and amortization                                                   9,404
  Taxes, other than income taxes:
    Payroll                                                                       7,167
    Property                                                                      4,134
    Other                                                                         1,116
  Rental of real property, fixtures and equipment                                 6,230
  Advertising costs                                                              11,331
                                                                                -------
                                                                                -------

                               INDEX OF EXHIBITS

Exhibit
- -------
 3(a)           By-laws, Jacobson Stores Inc., as amended March 17, 1994

10(a) Employment Agreement dated March 23, 1994 between Jacobson Stores Inc. and Mark K. Rosenfeld

10(b) Employment Agreement dated March 23, 1994 between Jacobson Stores Inc. and Paul W. Gilbert

10(c) Employment Agreement dated March 23, 1994 between Jacobson Stores Inc. and James B. Fowler

10(d) Executive Employment Agreement dated March 26, 1994 between Jacobson Stores Inc. and Robert L. Moles

10(e)           1994 Management Incentive Plan

11              Computation of Earnings per Share

21              Schedule of subsidiaries

23              Consent of Arthur Andersen & Co.

        In addition, the previously-filed exhibits listed below are incorporated herein by reference. (All references are to Securities and Exchange Commission File #0-6319 unless otherwise noted.)

Current                                                                       Identification of
Exhibit               Description of Exhibit                                     Prior Filing
- -------               ----------------------                                  -----------------
3(b)            Restated Articles of Incorporation,                           Exhibit 19(a) to Form
                Jacobson Stores Inc., as amended                              10-Q, Quarter Ended
                and restated May 25, 1989                                     April 29, 1989

3(c)            Certificate of Designation,                                   Exhibit 3(a) to Form
                Preferences and Rights of                                     10-Q, Quarter Ended
                Preferred Stock of Jacobson                                   October 29, 1988
                Stores Inc.

4(a)            Election under Section 780,                                   Exhibit 28 to Form
                Michigan Business Corporation Act                             10-Q, Quarter Ended
                                                                              October 27, 1984

4(b)            Indenture dated as of December 15,                            File #33-10532: Exhibit
                1986 between Jacobson Stores Inc.                             4(a) to Form S-2
                and National Bank of Detroit, as                              (Amendment No. 1), filed
                Trustee                                                       December 12, 1986

Current                                                                       Identification of
Exhibit               Description of Exhibit                                     Prior Filing
- -------               ----------------------                                  -----------------
4(c)                  Rights Agreement dated as of                             Exhibit I to Form 8-A
                      October 4, 1988 between Jacobson                         and Exhibit 4 to Form
                      Stores Inc. and Manufacturers                            8-K, October 7, 1988;
                      National Bank of Detroit, as                             Exhibit 1 to Amendment
                      Rights Agent; Change of Rights                           No. 1 to Form 8-A,
                      Agent, Effective June 1, 1989                            May 16, 1989

4(d)                  Jacobson Credit Corp. $35,000,000                        Exhibit 4(a) to Form
                      Amended and Restated Revolving                           10-Q, Quarter Ended
                      Credit Agreement, dated as of                            October 24, 1992
                      November 20, 1992

4(e)                  Jacobson Stores Inc. $40,000,000                         Exhibit 4(b) to Form
                      Term Loan Agreement, dated as of                         10-Q, Quarter Ended
                      November 20, 1992                                        October 24, 1992

9                     Voting and Transfer Restriction                          Exhibit 9 to Form 10-K,
                      Agreement, effective December 31,                        Year Ended January 26,
                      1990                                                     1991

10(f)                 Restated Executive Employment                            Exhibit 10(a) to Form
                      Agreement dated March 23, 1993                           10-K, Year Ended
                      between Jacobson Stores Inc.                             January 30, 1993
                      and Nathan Forman

10(g)                 Employment Agreement dated                               Exhibit 10(a) to Form
                      August 25, 1992 between                                  10-Q, Quarter Ended
                      Jacobson Stores Inc. and                                 July 25, 1992
                      John R. Fowler

10(h)                 Jacobson Stores Inc. Deferred                            Exhibit 10(c) to Form
                      Compensation Plan                                        10-K, Year Ended
                                                                               January 26, 1991



        With the exception of Exhibits 4(b), 4(d) and 4(e), instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries have been omitted. The amount of debt authorized under each such instrument is less than 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

        In addition to Exhibits 10(a) to 10(d), inclusive, and 10(f), the registrant has employment agreements with four other executive officers, which are not considered material in amount or significance.