Form 10-Q
period 1994-04-30
JACOBSON STORES INC
filed 1994-06-10
CIK 53025

                                  FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



        / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended April 30, 1994


                   Commission file number            0-6319


                             JACOBSON STORES INC.
            (Exact name of registrant as specified in its charter)


            Michigan                                 38-0686330
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)


                 3333 Sargent Road, Jackson, Michigan  49201
                   (Address of principal executive offices)


                                (517) 764-6400
             (Registrant's telephone number, including area code)


                                Not Applicable
             (Former name, former address and former fiscal year,
                        if changed since last report)


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / X /    No /  /

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                          Common Stock ($1 Par Value):
                    5,779,021 Shares Outstanding, excluding
             187,200 shares held in treasury, as of April 30, 1994

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                  FORM 10-Q

                       For Quarter Ended April 30, 1994


                                    INDEX



                                                                                                 Page
PART I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                      .    Consolidated Balance Sheets -
                           April 30, 1994 and January 29, 1994                                     1

                      .    Consolidated Statements of Earnings -
                           Thirteen Week Periods Ended April 30, 1994
                           and May 1, 1993                                                         2

                      .    Consolidated Statements of Cash Flows -
                           Thirteen Week Periods Ended April 30, 1994
                           and May 1, 1993                                                         3

                      .    Notes to Consolidated Financial Statements                              4

                      Review by Independent Public Accountants                                    12

                      Exhibit:

                      .    Report of Independent Public Accountants                               13

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                               14


PART II:  OTHER INFORMATION

        Item 6.       Exhibits and Reports on Form 8-K                                            18


All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                                        19

INDEX OF EXHIBITS

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)


                                                               April 30,            January 29,
             ASSETS                                              1994                  1994
                                                               ---------            -----------
CURRENT ASSETS:
  Cash and cash equivalents                                     $  7,498              $  5,899
  Receivables from customers, net                                 40,499                45,668
  Merchandise inventories                                         83,728                80,768
  Prepaid expenses and other assets                                1,791                 1,920
  Deferred taxes                                                   2,969                 2,969
                                                                --------              --------

       Total current assets                                      136,485               137,224
                                                                --------              --------

PROPERTY AND EQUIPMENT, NET                                       96,814                96,526
                                                                --------              --------

OTHER ASSETS                                                      17,550                15,068
                                                                --------              --------

                                                                $250,849              $248,818
                                                                --------              --------
                                                                --------              --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                             $  4,117              $  3,971
  Accounts payable                                                26,332                25,247
  Accrued expenses                                                13,704                13,734
  Accrued income taxes                                               610                   924
                                                                --------              --------

       Total current liabilities                                  44,763                43,876
                                                                --------              --------

LONG-TERM DEBT                                                   108,955               108,203
                                                                --------              --------

DEFERRED TAXES                                                     7,722                 7,722
                                                                --------              --------

OTHER LIABILITIES                                                  1,500                 1,503
                                                                --------              --------

SHAREHOLDERS' EQUITY:
  Common stock                                                     5,966                 5,966
  Paid-in surplus                                                  7,109                 7,109
  Retained earnings                                               75,233                74,838
  Treasury stock                                                    (399)                 (399)
                                                                --------              --------

                                                                  87,909                87,514
                                                                --------              --------

                                                                $250,849              $248,818
                                                                --------              --------
                                                                --------              --------

        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands except per share and dividend data)
                                  (unaudited)


                                                                       Thirteen Weeks Ended
                                                                    ----------------------------
                                                                    April 30,             May 1,
                                                                      1994                 1993
                                                                    --------             --------
NET SALES, including leased departments                             $ 97,494             $ 96,063
                                                                    --------             --------

COSTS AND EXPENSES:
  Cost of merchandise sold, buying and
    occupancy expenses                                                62,974               62,187
  Selling, general and administrative
    expenses                                                          31,448               31,276
  Interest expense, net                                                1,858                1,945
  Gain on sale of property                                              (504)                 -
                                                                    --------             --------

       Total costs and expenses                                       95,776               95,408
                                                                    --------             --------

EARNINGS BEFORE INCOME TAXES                                           1,718                  655

PROVISION FOR INCOME TAXES                                               601                  229
                                                                    --------             --------

NET EARNINGS                                                        $  1,117             $    426
                                                                    --------             --------
                                                                    --------             --------



EARNINGS PER COMMON SHARE:
  Primary                                                             $ 0.19               $ 0.07
  Fully diluted                                                         0.19                 0.07
                                                                      ------               ------


CASH DIVIDENDS PER SHARE                                              $ 0.12-1/2           $ 0.12-1/2
                                                                      ------               ------
                                                                      ------               ------


        The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                           Thirteen Weeks Ended
                                                                        ---------------------------
                                                                        April 30,           May 1,
                                                                          1994               1993
                                                                        ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                           $ 1,117           $   426
  Gain on sale of property, net of income tax                               (333)              -
  Adjustments to reconcile net earnings to
    cash provided by operating activities:
      Depreciation and amortization                                        2,473             2,372
      Other liabilities                                                       (3)              (13)

      Change in:
        Receivables from customers, net                                    5,169             7,041
        Merchandise inventories                                           (2,960)           (2,936)
        Prepaid expenses and other assets                                    129               965
        Accounts payable and accrued expenses                              1,055            (6,012)
        Accrued income taxes                                                (314)              (38)
        Deferred taxes                                                       -                 (21)
                                                                         -------           -------

             Net cash provided by operating
               activities                                                  6,333             1,784
                                                                         -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property,
    net of income tax                                                        612               -
  Additions to property and equipment                                     (3,040)           (2,968)
  Other non-current assets                                                (2,482)             (496)
                                                                         -------           -------

             Net cash used in investing
               activities                                                 (4,910)           (3,464)
                                                                         -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt                                              1,700               -
  Reduction of long-term debt                                               (802)             (800)
  Cash dividends paid                                                       (722)             (722)
                                                                         -------           -------

             Net cash provided by (used in)
               financing activities                                          176            (1,522)
                                                                         -------           -------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                              1,599            (3,202)

       Cash and cash equivalents, beginning
         of period                                                         5,899             8,301
                                                                         -------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 7,498           $ 5,099
                                                                         -------           -------
                                                                         -------           -------

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 30, 1994





         The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods.

         Because of the nature of the specialty department store business, the results for the thirteen week periods ended April 30, 1994 and May 1, 1993 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

         Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or amended, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes to consolidated financial statements included in the Company's latest annual report on Form 10-K.

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF REPORTING

         Jacobson Stores Inc. operates specialty department stores in 25 cities in Michigan, Ohio, Indiana and Florida. The consolidated financial statements include the accounts of the Company and two wholly-owned subsidiaries, Jacobson Stores Realty Company and Jacobson Credit Corp. All significant inter-company transactions and balances have been eliminated.

         FISCAL YEAR

         The Company's fiscal year ends on the last Saturday in January.

         SALES

         Sales are net of returns and include sales by leased departments. Restaurant and alteration revenues are reflected as a reduction of cost of merchandise sold. Finance charge revenues are recorded as income when earned and are reflected as a reduction of selling, general and administrative expenses.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 30, 1994





         RECEIVABLES FROM CUSTOMERS

         An account is reviewed for write-off if payment of 20% (one full monthly payment) has not been received during the previous four-month period or if it is otherwise determined that the account is uncollectible.

         MERCHANDISE INVENTORIES

         All merchandise inventories are valued at cost, which is lower than market, as determined by the retail last-in, first-out (LIFO) method.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Major replacements and improvements are charged to the property and equipment accounts. Maintenance, repairs and minor replacements are charged to expense as incurred. When assets are sold, retired or fully depreciated, their cost and related accumulated depreciation and amortization are removed from the property and equipment accounts, and any gain or loss is reflected in the statements of earnings.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the property and equipment, or over the respective lease terms, if such periods are shorter.

         CAPITALIZATION OF INTEREST

         Interest expense incurred on properties under development is capitalized to reflect properly the costs of properties up to the time they produce revenues. The amounts capitalized are then amortized over the respective lives of the depreciable assets.

         PRE-OPENING EXPENSES

         Expenditures of a non-capital nature associated with opening a new store are charged to expense using the straight-line method in the 12 months immediately following the opening.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 30, 1994


         INCOME TAXES

         Deferred income taxes result from differences between the tax basis of an asset or liability and its reported amount in the financial statements (temporary differences) and are adjusted for changes in tax laws and rates.

         EARNINGS PER SHARE

         Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.

         Fully diluted earnings per share are computed based on the additional assumption that the Company's 6-3/4% Convertible Subordinated Debentures due 2011 were converted to common stock at the date of issuance with a corresponding increase in net earnings to reflect a reduction in related interest expense, net of income taxes.


(2)      CUSTOMER CREDIT AND RECEIVABLES

         Receivables from customers were as follows:

                                              April 30,    January 29,
             (in thousands)                    1994          1994
             --------------------------------------------------------
             Receivables from customers       $41,392       $46,498
             Less reserve for doubtful
               accounts                           893           830
                                              -------       -------

                                              $40,499       $45,668
                                              -------       -------
                                              -------       -------


(3)      MERCHANDISE INVENTORIES

         Merchandise inventories were as follows:

                                              April 30,    January 29,
             (in thousands)                    1994          1994
             --------------------------------------------------------
             Inventories at first-in,
               first-out (FIFO) cost          $104,236      $100,607
             Less LIFO reserves                 20,508        19,839
                                              --------      --------

                                              $ 83,728      $ 80,768
                                              --------      --------
                                              --------      --------

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 30, 1994



(4)      PROPERTY AND EQUIPMENT

         Property and equipment are set forth below:

                                                April 30,    January 29,
             (in thousands)                       1994         1994
             ----------------------------------------------------------
             Land and improvements              $  9,419      $  9,329
             Buildings and improvements           90,302        89,608
             Furniture, fixtures & equipment      38,334        38,870
             Leasehold improvements                8,863         9,211
             Construction in progress              1,364         1,089
             Capital leases                       10,403        10,403
                                                --------      --------

                                                 158,685       158,510
             Less accumulated depreciation
               and amortization                   61,871        61,984
                                                --------      --------

                                                $ 96,814      $ 96,526
                                                --------      --------
                                                --------      --------


(5)      LONG-TERM LEASES

         The Company is obligated under non-cancellable long-term leases for certain stores or portions of stores, and for certain fixtures and equipment. Many of the leases contain renewal options. Most require payment of taxes, insurance, and other costs applicable to the property, and some require additional rentals based on percentages of sales.

         Capital leases provide the Company with the economic benefits and risks of ownership. These leases are capitalized and treated as installment purchases of depreciable property. Capital leases are included in the balance sheets as property and equipment while the related lease obligations are included in current portion of long-term debt and long-term debt. Interest based on these obligations and amortization based on the lease terms are charged to current operations in lieu of rental expense.

         All other leases are considered operating leases. Operating leases are accounted for by recording rental expense over the terms of the leases. Additional rentals based on percentages of sales are recorded as rental expense for both capital and operating leases.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 30, 1994




(6)      FINANCING

         Jacobson Credit Corp. has available an unsecured line of credit of $35,000,000 under a three year Revolving Credit Agreement with two banks. The Agreement provides for either or both of two interest rate alternatives, at the Company's option, which historically are below the prime rate of interest of the lending banks. Borrowings under this Agreement mature on June 30, 1996. On each June 30, this maturity date extends one year unless terminated by written notice. The Agreement requires a facility fee equal to 1/4 of 1% of the line per annum. Compensating balances are not required. No borrowings were outstanding under the Agreement at April 30, 1994.

         The 6-3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining premiums to December 15, 1996, and thereafter at par. Mandatory annual sinking fund payments of $1,725,000 are required beginning December 15, 1996. At April 30, 1994, 1,056,000 shares of authorized common stock were reserved for conversion.

         The Company has a 10-year Term Loan Agreement with two banks which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. The Term Loan Agreement provides for payments of interest only through December 31, 1995, with quarterly principal repayments commencing March 31, 1996. The Company has $20,000,000 outstanding under this facility at April 30, 1994, at a fixed rate of 7.73%.

         Loan agreements include, among other things, covenants requiring minimum working capital, minimum net worth and minimum cash flow and restricting capital stock redemptions and dividend payments.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 30, 1994



         Long-term debt, less current maturities, consisted of the following:

                                                 April 30,    January 29,
         (in thousands)                            1994         1994
         ---------------------------------------------------------------
         6-3/4% Convertible Subordinated
           Debentures due 2011                   $ 34,500      $ 34,500
         Mortgage notes and collateral trust
           bonds due through 2005, at rates
           from 6.44% to 9.5%                      41,616        40,482
         7.73% unsecured term loan due 2002        20,000        20,000
         Industrial development revenue bond
           obligations, due through 2015, at
           variable rates below prime               9,855         9,865
                                                 --------      --------

                                                  105,971       104,847

         Capital lease obligations                  2,984         3,356
                                                 --------      --------

                                                 $108,955      $108,203
                                                 --------      --------
                                                 --------      --------


(7)      ACCRUED EXPENSES

         Accrued expenses were as follows:

                                                 April 30,    January 29,
         (in thousands)                            1994          1994
         ---------------------------------------------------------------
         Wages and vacation pay                   $ 5,874      $ 6,272
         Pension                                      905        1,100
         Taxes, other than income taxes             2,185        2,310
         Interest                                   1,354          801
         Other                                      3,386        3,251
                                                  -------      -------

                                                  $13,704      $13,734
                                                  -------      -------
                                                  -------      -------

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 30, 1994





(8)      STOCK OPTIONS

         At April 30, 1994, 153,160 shares of Jacobson Stores Inc. common stock were reserved for issuance under a stock option plan adopted in 1983. The option price is not less than the fair market value at the date of grant. No more options may be granted under this plan. Subsequent to the close of the quarter covered by this report, at the 1994 Annual Meeting, the Company's shareholders approved a new stock option plan. Under the 1994 plan, options to purchase up to 400,000 shares of Jacobson Stores Inc. common stock may be granted.


(9)      PREFERRED STOCK PURCHASE RIGHTS

         The Company has a Preferred Stock Purchase Rights Plan, under which a Right is attached to each share of the Company's Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at an exercise price of $100, subject to adjustment. The Company has reserved 100,000 shares of Series A Preferred Stock for issuance on exercise of the Rights. The Rights trade with the Company's Common Stock and will become exercisable 10 days after any person or group acquires 25% or more of the Company's Common Stock or commences or announces an offer for 30% or more of the Company's Common Stock. After the Rights become exercisable, if the Company is acquired in a merger or other business combination or if 50% or more of its assets or earning power are sold, each Right will entitle the holder to purchase, at the then current exercise price of the Right, shares of common stock of the acquiring company having a market value of twice the exercise price of the Right. Alternatively, if a 25% shareholder acquires the Company by means of a reverse merger in which the Company and its stock survive, or if such shareholder engages in self-dealing transactions with the Company or acquires beneficial ownership of 40% or more of the Company's Common Stock other than by means of a fair offer to buy all shares, each Right (except those of the acquiring person or group) will entitle its holder to purchase, on exercise, shares of the Company's Common Stock having a market value of twice the current exercise price of each Right. The Rights may be redeemed by the Company for one cent per Right until 30 days after a person or group acquires 25% or more of the Company's Common Stock, and will expire on October 25, 1998.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 30, 1994




(10)     RETIREMENT PLAN

         The Company has a trusteed non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under the plan are based on a career average pay formula. Service cost and the projected benefit obligation under the projected unit credit actuarial method reflect the impact of estimated increases in compensation on future pension benefits. Unrecognized pension costs and credits, including actuarial gains and losses, are amortized over the average remaining service period of those employees expected to receive pension benefits. The Company has no unrecognized prior service cost. The Company's funding policy satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Pension plan assets are held and managed by an independent trustee.

(11)     SUPPLEMENTARY CASH FLOW INFORMATION

         The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

         Investing and financing activities not reported in the Consolidated Statements of Cash Flows, because they do not involve cash, include equipment acquired through capital lease obligations. There were no new capital lease obligations in the thirteen weeks this year and $303,000 for the quarter ended May 1, 1993.

         Interest paid (net of interest capitalized) totalled $1,246,000 and $1,377,000 for the thirteen week periods ended April 30, 1994 and May 1, 1993, respectively. Income tax payments totalled $918,000 and $289,000 for the thirteen week periods ended April 30, 1994 and May 1, 1993, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I:  FINANCIAL INFORMATION

                       For Quarter Ended April 30, 1994




         REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

         Arthur Andersen & Co., independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirteen week period ended April 30, 1994. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                                                     EXHIBIT





                   Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of April 30, 1994 and the related condensed consolidated statements of earnings and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Jacobson Stores Inc. and subsidiaries as of January 29, 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated March 4, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                  ARTHUR ANDERSEN & CO.

Detroit, Michigan
May 13, 1994

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I:  FINANCIAL INFORMATION

                       For Quarter Ended April 30, 1994





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED APRIL 30, 1994 TO THIRTEEN WEEKS ENDED MAY 1, 1993

       Sales for the quarter ended April 30, 1994, totalled $97,494,000, an increase of 1.5% from 1993. Excluding furniture departments discontinued in six stores in the Fall 1993, sales increased 3.1%.

       The cost of merchandise sold, buying and occupancy expenses, expressed as a percentage of sales, decreased to 64.6% for the quarter from 64.7% one year ago, primarily due to a higher markup percentage substantially offset by increased markdowns.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I:  FINANCIAL INFORMATION

                       For Quarter Ended April 30, 1994





       Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 32.3% in the quarter from 32.6% in 1993. The decrease in rate is due primarily to a reduction in health care expenses partially offset by an increase in sales promotion expenses.

       Interest expense, expressed as a percentage of sales, decreased to 1.9% for the quarter from 2.0% one year ago, reflecting lower interest on real estate debt.

       The estimated effective annual income tax rate was 35% in both years and includes estimated provisions for Federal, Florida and local taxes.

       1994 net earnings for the thirteen weeks totalled $1,117,000 or 19 cents per common share compared to $426,000 or 7 cents per share in the same period last year. As a percentage of sales, net earnings were 1.1% in 1994 as compared to 0.4% in 1993.

       Net earnings for the thirteen weeks in 1994 include an after-tax gain on sale of property of $333,000 or 5 cents per share.

b.     LIQUIDITY AND CAPITAL RESOURCES

       At April 30, 1994, the Company's current ratio was 3.05 to 1 and working capital totalled $91,722,000, including $7,498,000 of cash and cash equivalents. At January 29, 1994, the current ratio was 3.13 to 1 and working capital totalled $93,348,000, including $5,899,000 of cash and cash equivalents.

       The Company utilizes cash flows from operations and short-term borrowings to fund its seasonal working capital needs. To support its seasonal requirements, the Company maintains a $35,000,000 unsecured revolving credit line through Jacobson Credit. This facility provides for either or both of two interest rate alternatives. At April 30, 1994, no borrowings were outstanding under this facility. The Company also maintains a 10-year term loan facility which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. At April 30, 1994, the Company had borrowed $20,000,000 under this facility. These facilities provide sufficient capacity to fund present and anticipated working capital requirements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I:  FINANCIAL INFORMATION

                       For Quarter Ended April 30, 1994





       A part of the Company's financial strategy is to own, or obtain long-term leases of its properties. Capital expenditures to modernize and refixture existing stores and support facilities generally are financed with internally-generated funds. New stores and major expansion projects generally are financed by first mortgages or comparable financing through Jacobson Realty, or through long-term leases. Future expansion is expected to be financed in a similar manner.

c.     CASH FLOWS

       Cash and cash equivalents increased $1,599,000 in the thirteen weeks ended April 30, 1994, compared to a decrease of $3,202,000 in the thirteen weeks ended May 1, 1993. Cash flows are impacted by operating, investing and financing activities. In the thirteen weeks this year, operating activities provided $6,333,000 of cash, up from $1,784,000 in 1993.

       Investing activities used cash of $4,910,000 in the thirteen weeks this year compared to $3,464,000 in 1993. Investing activities included capital expenditures for the acquisition and fixturing of new stores, and expansion, modernization and refixturing of existing stores and support facilities totalling $3,040,000 in the quarter in 1994 compared to $2,968,000 last year. In addition, the Company incurs capital lease obligations (not included in cash investing activities above) primarily for computer hardware and related software. There were no new capital lease obligations to-date this year and $303,000 last year.

       Financing activities provided cash of $176,000 in the thirteen weeks this year and used cash of $1,522,000 last year. In the quarter this year, the Company obtained $1,700,000 in first mortgage financing and used $802,000 of cash to service current maturities of long-term debt. In the same period last year, the Company used $800,000 of cash to service current maturities of long-term debt. The Company paid common stock dividends of $722,000 in each thirteen week period in 1994 and 1993.

       The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations, debt maturities and strategies for future growth.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I:  FINANCIAL INFORMATION

                       For Quarter Ended April 30, 1994





d.     CORPORATE DEVELOPMENT

       The Company's strategy is to achieve consistent long-term growth both by maintaining and improving market share in its existing communities and by entering new markets.

       In September 1993, the Company relocated its Ann Arbor, Michigan, store operations to a 101,000 square foot store in the Briarwood Mall. The Company obtained mortgage financing to fund the purchase and renovation of the Briarwood store. The Company sold its interest in its former downtown store facility.

       In March 1994, the Company signed a lease for a 161,000 square foot building and related parking in the Oxmoor Center, Louisville, Kentucky. The Company is currently renovating the building and plans to open the store in November 1994.

       In April 1994, the Company purchased the store building in the Grande Boulevard Mall in Jacksonville, Florida, which it had leased since opening in 1983. The Company obtained first mortgage financing to fund the purchase.

       Subsequent to the close of the quarter covered by this report, in May 1994, the Company acquired ownership of its beauty salon operations, which were leased previously. The Company and the former salon operator terminated their License Agreement and the Company purchased the salon operating supplies, inventory and property and equipment for cash. The cost of the assets acquired is not material. Salon revenues, which were previously identified as leased department sales, will continue to be reported in Net Sales and the costs to operate the salons will continue to be reported in Cost of Merchandise Sold, Buying and Occupancy Expenses.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                         PART II:  OTHER INFORMATION

                       For Quarter Ended April 30, 1994





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)        Exhibits

               10(a)      1994 Management Incentive Plan (Corrected)

               11         Computation of Earnings Per Share

               15         Letter from Independent Public Accountants

All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                       For Quarter Ended April 30, 1994




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            JACOBSON STORES INC.
                                               (Registrant)



Date:  June 10, 1994                   BY:  /s/ Mark K. Rosenfeld
                                            MARK K. ROSENFELD
                                            Chairman of the Board and
                                            Chief Executive Officer



Date:  June 10, 1994                   BY:  /s/ Paul W. Gilbert
                                            PAUL W. GILBERT
                                            Vice Chairman of the Board
                                            (Principal Financial Officer)

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                              INDEX OF EXHIBITS





               10(a)         1994 Management Incentive Plan (Corrected)

               11            Computation of Earnings Per Share

               15            Letter from Independent Public Accountants


All exhibits except as set forth above have been omitted as not applicable or not required.