Form 10-Q
period 1994-07-30
JACOBSON STORES INC
filed 1994-09-09
CIK 53025

FORM 10-Q



                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended July 30, 1994


                  Commission file number            0-6319


                            JACOBSON STORES INC.
           (Exact name of registrant as specified in its charter)


            Michigan                             38-0686330
(State or other jurisdiction of     (IRS Employer Identification Number)
 incorporation or organization)


                 3333 Sargent Road, Jackson, Michigan  49201
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

Yes [ X ]    No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                        Common Stock ($1 Par Value):
                   5,779,021 Shares Outstanding, excluding
            187,200 shares held in treasury, as of July 30, 1994

             JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                  FORM 10-Q

                       For Quarter Ended July 30, 1994


                                    INDEX



                                                                Page
PART I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements

            .  Consolidated Balance Sheets -
               July 30, 1994 and January 29, 1994                 1

            .  Consolidated Statements of Earnings -
               Thirteen and Twenty-Six Week Periods Ended
               July 30, 1994 and July 31, 1993                    2

            .  Consolidated Statements of Cash Flows -
               Twenty-Six Week Periods Ended July 30, 1994
               and July 31, 1993                                  3

            .  Notes to Consolidated Financial Statements         4

            Review by Independent Public Accountants             12

            Exhibit:

            .  Report of Independent Public Accountants          13

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations        14


PART II:  OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security
              Holders                                            19

    Item 6. Exhibits and Reports on Form 8-K                     20


All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                       21

INDEX OF EXHIBITS

             JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                 (unaudited)


                                            July 30,    January 29,
             ASSETS                           1994         1994
CURRENT ASSETS:
  Cash and cash equivalents                  $  4,780    $  5,899
  Receivables from customers, net              38,631      45,668
  Merchandise inventories                      77,993      80,768
  Prepaid expenses and other assets             1,776       1,920
  Deferred taxes                                2,969       2,969

       Total current assets                   126,149     137,224

PROPERTY AND EQUIPMENT, NET                    98,330      96,526

OTHER ASSETS                                   18,044      15,068

                                             $242,523    $248,818


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt          $  3,784    $  3,971
  Accounts payable                             26,661      25,247
  Accrued expenses                             13,387      13,734
  Accrued income taxes                         (2,800)        924

       Total current liabilities               41,032      43,876

LONG-TERM DEBT                                109,082     108,203

DEFERRED TAXES                                  7,722       7,722

OTHER LIABILITIES                               1,493       1,503

SHAREHOLDERS' EQUITY:
  Common stock                                  5,966       5,966
  Paid-in surplus                               7,109       7,109
  Retained earnings                            70,518      74,838
  Treasury stock                                 (399)       (399)

                                               83,194      87,514

                                             $242,523    $248,818

      The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands except per share and dividend data)
                                  (unaudited)


                                                   Thirteen                 Twenty-Six
                                                  Weeks Ended               Weeks Ended

                                             July 30,     July 31,     July 30,     July 31,
                                               1994         1993         1994         1993
NET SALES                                    $ 89,917     $ 88,049     $187,411     $184,112

COSTS AND EXPENSES:
  Cost of merchandise sold, buying
    and occupancy expenses                     63,529       62,856      126,503      125,043
  Selling, general and administrative
    expenses                                   30,632       29,726       62,080       61,002
  Interest expense, net                         1,899        1,875        3,757        3,820
  Gain on sale of property                        -            -           (504)         -

       Total costs and expenses                96,060       94,457      191,836      189,865

EARNINGS (LOSS) BEFORE INCOME TAXES            (6,143)      (6,408)      (4,425)      (5,753)

PROVISION (CREDIT) FOR INCOME TAXES            (2,150)      (2,242)      (1,549)      (2,013)

NET EARNINGS (LOSS)                          $ (3,993)    $ (4,166)    $ (2,876)    $ (3,740)



EARNINGS (LOSS) PER COMMON SHARE:
  Primary                                      $(0.69)      $(0.72)      $(0.50)      $(0.65)
  Fully diluted                                 (0.69)       (0.72)       (0.50)       (0.65)


CASH DIVIDENDS PER SHARE                       $0.125       $0.125       $ 0.25       $ 0.25

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                   Twenty-Six Weeks Ended

                                                   July 30,      July 31,
                                                     1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                              $ (2,876)     $ (3,740)
  Gain on sale of property, net of income tax          (333)          -
  Adjustments to reconcile net earnings to
    cash provided by operating activities:
      Depreciation and amortization                   4,942         4,753
      Other liabilities                                 (10)          (29)

      Change in:
        Receivables from customers, net               7,037        10,836
        Merchandise inventories                       2,775         9,783
        Prepaid expenses and other assets               144           950
        Accounts payable and accrued expenses         1,067        (6,241)
        Accrued income taxes                         (3,724)       (2,735)
        Deferred taxes                                  -             (21)

             Net cash provided by operating
               activities                             9,022        13,556

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property,
    net of income tax                                   612           -
  Additions to property and equipment                (7,025)       (9,795)
  Other non-current assets                           (2,976)       (1,020)

             Net cash used in investing
               activities                            (9,389)      (10,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt                         2,737           -
  Reduction of long-term debt                        (2,045)       (1,873)
  Cash dividends paid                                (1,444)       (1,444)

             Net cash used in financing
               activities                              (752)       (3,317)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (1,119)         (576)

       Cash and cash equivalents, beginning
         of period                                    5,899         8,301

CASH AND CASH EQUIVALENTS, END OF PERIOD           $  4,780      $  7,725

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended July 30, 1994




      The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods.

      Because of the nature of the specialty department store business, the results for the twenty-six week periods ended
      July 30, 1994 and July 31, 1993 (which do not include the
      Christmas holiday season) are not indicative of the results for the year as a whole.

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

      SALES

      Sales are net of returns and include sales by owned merchandise departments and styling salons. Restaurant and alteration revenues are reflected as a reduction of cost of merchandise sold. Finance charge revenues are recorded as income when earned and are reflected as a reduction of selling, general and administrative expenses.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended July 30, 1994




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

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended July 30, 1994




      INCOME TAXES

      Deferred income taxes result from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements and are adjusted for changes in tax laws and rates.

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

(2)   CUSTOMER CREDIT AND RECEIVABLES

      Receivables from customers were as follows:

                                         July 30,  January 29,
        (in thousands)                    1994       1994
        Receivables from customers       $39,327    $46,498
        Less reserve for doubtful
          accounts                           696        830

                                         $38,631    $45,668

(3)   MERCHANDISE INVENTORIES

      Merchandise inventories were as follows:

                                         July 30,  January 29,
        (in thousands)                    1994       1994
       Inventories at first-in,
         first-out (FIFO) cost          $ 98,768   $100,607
       Less LIFO reserves                 20,775     19,839

                                        $ 77,993   $ 80,768

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended July 30, 1994




(4)   PROPERTY AND EQUIPMENT

      Property and equipment are set forth below:

                                           July 30,   January 29,
        (in thousands)                       1994        1994
       Land and improvements              $  9,459    $  9,329
       Buildings and improvements           90,838      89,608
       Furniture, fixtures & equipment      39,779      38,870
       Leasehold improvements                8,903       9,211
       Construction in progress              3,289       1,089
       Capital leases                       10,403      10,403

                                           162,671     158,510
       Less accumulated depreciation
         and amortization                   64,341      61,984

                                          $ 98,330    $ 96,526

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

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended July 30, 1994




(6)   FINANCING

      Jacobson Credit Corp. has available an unsecured line of credit of $35,000,000 under a three year Revolving Credit Agreement with two banks. The Agreement provides for either or both of two interest rate alternatives, at the Company's option, which historically are below the prime rate of interest of the
      lending  banks.   Borrowings under this Agreement mature on
      June 30, 1997. On each June 30, this maturity date extends one year unless terminated by written notice. The Agreement requires a facility fee equal to 1/4 of 1% of the line per annum. Compensating balances are not required. No borrowings were outstanding under the Agreement at July 30, 1994.

      The 6-3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining premiums to December 15, 1996, and thereafter at par. Mandatory annual sinking fund payments of $1,725,000 are required beginning December 15, 1996. At July 30, 1994, 1,056,000 shares of authorized common stock were reserved for conversion.

      The Company has a 10-year Term Loan Agreement with two banks which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. The Term Loan Agreement provides for payments of interest only through December 31, 1995, with quarterly principal repayments commencing March 31, 1996. The Company has $20,000,000 outstanding under this facility at July 30, 1994, at a fixed rate of 7.73%.

      Loan agreements include, among other things, covenants requiring minimum working capital, minimum net worth and minimum cash flow and restricting capital stock redemptions and dividend payments.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended July 30, 1994




      Long-term debt, less current maturities, consisted of the following:

                                              July 30,    January 29,
      (in thousands)                            1994         1994
      6-3/4% Convertible Subordinated
        Debentures due 2011                   $ 34,500    $ 34,500
      Mortgage notes and collateral trust
        bonds due through 2005, at rates
        from 6.44% to 8.75%                     42,197      40,482
      7.73% unsecured term loan due 2002        20,000      20,000
      Industrial development revenue bond
        obligations, due through 2015, at
        variable rates below prime               9,846       9,865

                                               106,543     104,847

      Capital lease obligations                  2,539       3,356

                                              $109,082    $108,203

(7)   ACCRUED EXPENSES

      Accrued expenses were as follows:

                                               July 30,   January 29,
        (in thousands)                           1994        1994
        Wages and vacation pay                 $ 6,346     $ 6,272
        Pension                                    373       1,100
        Taxes, other than income taxes           2,442       2,310
        Interest                                   789         801
        Other                                    3,437       3,251

                                               $13,387     $13,734

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended July 30, 1994




(8)   STOCK OPTIONS

      At July 30, 1994, 149,865 shares of Jacobson Stores Inc. common stock were reserved for issuance under a stock option plan adopted in 1983. No more options may be granted under this plan. At the 1994 Annual Meeting, the Company's shareholders approved a new stock option plan. At July 30, 1994, 31,750 shares of Jacobson Stores Inc. common stock are reserved for issuance under the 1994 plan and options for an additional 368,250 shares of common stock are available for grant to directors and employees.

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


                       For Quarter Ended July 30, 1994




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

     Investing and financing activities not reported in the Consolidated Statements of Cash Flows, because they do not involve cash, include equipment acquired through capital lease obligations. There were no new capital lease obligations in the twenty-six weeks ended July 30, 1994, and $1,085,000 for the twenty-six weeks ended July 31, 1993.

     Interest paid (net of interest capitalized) totalled $3,629,000 and $3,532,000 for the twenty-six week periods ended July 30, 1994 and July 31, 1993, respectively. Income tax payments totalled $2,178,000 and $744,000 for the twenty-six week periods ended July 30, 1994 and July 31, 1993, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I:  FINANCIAL INFORMATION

                       For Quarter Ended July 30, 1994






     REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

     Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the twenty-six week period ended July 30, 1994. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                             Arthur Andersen LLP

                                                                EXHIBIT



                   Report of Independent Public Accountants



To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of July 30, 1994 and the related condensed consolidated statements of earnings and cash flows for the twenty-six week period then ended.
These financial statements are the responsibility of the Company's management.

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


                                               /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
August 12, 1994

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I:  FINANCIAL INFORMATION

                       For Quarter Ended July 30, 1994




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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED JULY 30, 1994 TO THIRTEEN WEEKS ENDED JULY 31, 1993

      Sales for the quarter ended July 30, 1994, totalled $89,917,000, an increase of 2.1% from 1993. Excluding furniture departments discontinued in six stores in the Fall 1993, sales increased 3.8%.

      The cost of merchandise sold, buying and occupancy expenses, expressed as a percentage of sales, decreased to 70.7% for the quarter from 71.4% one year ago, primarily due to a higher markup percentage and lower occupancy expenses partially offset by increased markdowns and, as discussed below, a higher LIFO provision.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I:  FINANCIAL INFORMATION

                       For Quarter Ended July 30, 1994




      Selling, general and administrative expenses, expressed as a percentage of sales, increased to 34.1% in the quarter from 33.8% in 1993. The increase in rate was due primarily to an increase in sales promotion expenses, partially offset by a reduction in health care expenses.

      Interest expense, expressed as a percentage of sales, totalled 2.1% for the quarter in both 1994 and 1993.

      The estimated effective annual income tax rate was 35% in both years and includes estimated provisions for Federal, State and local taxes.

      1994 net loss for the thirteen weeks totalled $3,993,000 or 69 cents per common share compared to $4,166,000 or 72 cents per share in the same period last year. As a percentage of sales, net loss was 4.4% in 1994 as compared to 4.7% in 1993.

      Financial results for the thirteen week period ended July 31, 1993, included a one-time charge to write-down furniture inventories to estimated net realizable value in connection with the phase-out of furniture departments in six stores. The LIFO provision was reduced by a comparable amount to reflect liquidation of most furniture LIFO reserves. The net impact on cost of merchandise sold and net earnings for the thirteen week period was immaterial.

b. OPERATING RESULTS: TWENTY-SIX WEEKS ENDED JULY 30, 1994 TO TWENTY-SIX WEEKS ENDED JULY 31, 1993

      Sales for the twenty-six weeks ended July 30, 1994, increased 1.8% to $187,411,000 from 1993. Excluding furniture departments discontinued in six stores in the Fall 1993, sales increased 3.4%.

      The cost of merchandise sold, buying and occupancy expenses, expressed as a percentage of sales, decreased to 67.5% for the twenty-six weeks from 67.9% for the same period one year ago, primarily due to a higher markup percentage and lower occupancy expenses, partially offset by increased markdowns and, as discussed below, a higher LIFO provision.

      Selling, general and administrative expenses, expressed as a percentage of sales, totalled to 33.1% for the twenty-six weeks in both 1994 and 1993.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I:  FINANCIAL INFORMATION

                       For Quarter Ended July 30, 1994




      Interest expense, expressed as a percentage of sales, totalled 2.0% for the twenty-six weeks versus 2.1% one year ago, reflecting lower interest on real estate debt offset substantially by lower interest capitalized on construction projects.

      The estimated effective annual tax rate was 35% in both years and includes estimated provisions for Federal, State and local taxes.

      1994 net loss for the twenty-six weeks totalled $2,876,000 or 50 cents per common share compared to $3,740,000 or 65 cents per share in 1993. As a percentage of sales, net loss was 1.5% in 1994 as compared to 2.0% in 1993.

      Net loss for the twenty-six weeks ended July 30, 1994, includes an after-tax gain on sale of property of $333,000 or 5 cents per share.

      Financial results for the twenty-six week period ended July 31, 1993, included a one-time charge to write-down furniture inventories to estimated net realizable value in connection with the phase-out of furniture departments in six stores. The LIFO provision was reduced by a comparable amount to reflect liquidation of most furniture LIFO reserves. The net impact on cost of merchandise sold and net earnings for the twenty-six week period was immaterial.

c.    LIQUIDITY AND CAPITAL RESOURCES

      At July 30, 1994, the Company's current ratio was 3.07 to 1 and working capital totalled $85,117,000, including $4,780,000 of cash and cash equivalents. At January 29, 1994, the current ratio was
      3.13 to 1 and working capital totalled $93,348,000, including $5,899,000 of cash and cash equivalents.

      The Company utilizes cash flows from operations and short-term borrowings to fund its seasonal working capital needs. To support its seasonal requirements, the Company maintains a $35,000,000 unsecured revolving credit line through Jacobson Credit. This facility provides for either or both of two interest rate alternatives. At July 30, 1994, no borrowings were outstanding under this facility. The Company also maintains a 10-year term loan facility which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. At July 30, 1994, the Company had borrowed $20,000,000 under this facility. These facilities provide sufficient capacity to fund present and anticipated working capital requirements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I:  FINANCIAL INFORMATION

                       For Quarter Ended July 30, 1994




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

d.    CASH FLOWS

      Cash and cash equivalents decreased $1,119,000 in the twenty-six weeks ended July 30, 1994, compared to a decrease of $576,000 in the twenty-six weeks ended July 31, 1993. Cash flows are impacted by operating, investing and financing activities. In the twenty-six weeks this year, operating activities provided $9,022,000 of cash, compared to $13,556,000 in 1993.

      Investing activities used cash of $9,389,000 in the twenty-six weeks ended July 30, 1994, compared to $10,815,000 in the same period in 1993. Investing activities included capital expenditures for the acquisition and fixturing of new stores, and expansion, modernization and refixturing of existing stores and support facilities totalling $7,025,000 in the twenty-six weeks in 1994 compared to $9,795,000 in the same period in 1993. In addition, the Company incurs capital lease obligations (not included in cash investing activities above) primarily for computer hardware and related software. There were no new capital lease obligations to-date in 1994 and $1,085,000 for the twenty-six weeks in 1993.

      Financing activities used cash of $752,000 in the twenty-six weeks ended July 31, 1994, and used cash of $3,317,000 in the same period in 1993. In the twenty-six weeks in 1994, the Company obtained $2,737,000 in mortgage financing and used $2,045,000 of cash to service current maturities of long-term debt. In the same period in 1993, the Company used $1,873,000 of cash to service current maturities of long-term debt. The Company paid common stock dividends of $1,444,000 in each twenty-six week period in 1994 and 1993.

      The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations, debt maturities and strategies for future growth.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I:  FINANCIAL INFORMATION

                       For Quarter Ended July 30, 1994




e.    CORPORATE DEVELOPMENT

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

      In May 1994, the Company acquired ownership of its styling salon operations, which were leased previously. The Company and the former salon operator terminated their License Agreement and the Company purchased the salon operating supplies, inventory and property and equipment for cash. The cost of the assets acquired was not material. Salon revenues, which were previously identified as leased department sales, continue to be reported in Net Sales and the costs to operate the salons continue to be reported in Cost of Merchandise Sold, Buying and Occupancy Expenses.

      In July 1994, the Company signed a letter of intent to lease a 120,000 square foot store in a shopping center to be constructed in Leawood, Kansas, a suburb of Kansas City. The store is targeted to open in the Fall 1995.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART II:  OTHER INFORMATION

                       For Quarter Ended July 30, 1994




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1994 Annual meeting of Shareholders of Jacobson Stores Inc. was held on May 26, 1994. Holders of record of 5,384,448 shares of Common Stock, out of 5,779,021-2/3 shares outstanding and entitled to vote, were present in person or represented by proxy.

The following describes each matter voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter.

(1)  Approval of minutes of the 1993 Annual Meeting of Shareholders:

         FOR:       5,384,448 shares
         AGAINST:      -0-    shares
         ABSTAIN:      -0-    shares

         TOTAL:     5,384,448 shares


(2) Election of Class III and Class II Directors of Jacobson Stores Inc. to serve until the 1995 and 1997 Annual Meetings of Shareholders, respectively, or until their successors are elected and qualified.

                                             Number of Shares

                                                Authority
             Name            Class     For      Withheld      Total
     Paul W. Gilbert           II   5,363,649     20,799    5,384,448
     Patricia Shontz-Longe     II   5,363,325     21,123    5,384,448
     Philip H. Power           II   5,363,425     21,023    5,384,448
     Robert L. Rosenfeld       II   5,363,649     20,799    5,384,448
     Kathleen McRee Lewis     III   5,358,782     25,666    5,384,448
     James L. Wolohan         III   5,361,622     22,826    5,384,448

(3)  Approval of Jacobson Stock Option Plan of 1994:

         FOR:       4,928,180 shares
         AGAINST:     396,973 shares
         ABSTAIN:      59,295 shares

         TOTAL:     5,384,448 shares

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART II:  OTHER INFORMATION

                       For Quarter Ended July 30, 1994




(4) Appointment of Arthur Andersen LLP, independent certified public accounts, as auditors of Jacobson Stores Inc. and its subsidiary corporations for the fiscal year ending January 28, 1995:

         FOR:       5,364,135 shares
         AGAINST:      10,290 shares
         ABSTAIN:      10,023 shares

         TOTAL:     5,384,448 shares


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11  Computation of Earnings Per Share

     15  Letter from Independent Public Accountants

     27  Financial Data Schedule


All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       For Quarter Ended July 30, 1994




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            JACOBSON STORES INC.
                                        ----------------------------
                                                (Registrant)



Date:  September 9, 1994           BY:   /s/ Mark K. Rosenfeld
                                        ----------------------------
                                        MARK K. ROSENFELD
                                        Chairman of the Board and
                                        Chief Executive Officer



Date:  September 9, 1994           BY:   /s/ Paul W. Gilbert
                                        ----------------------------
                                        PAUL W. GILBERT
                                        Vice Chairman of the Board
                                        (Principal Financial Officer)

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                              INDEX OF EXHIBITS




        11       Computation of Earnings Per Share

        15       Letter from Independent Public Accountants

        27       Financial Data Schedule


All exhibits except as set forth above have been omitted as not applicable or not required.