Form 10-Q
period 1994-10-29
JACOBSON STORES INC
filed 1994-12-09
CIK 53025

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 29, 1994

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


                        Common Stock ($1 Par Value):
                   5,779,021 Shares Outstanding, excluding
           187,200 shares held in treasury, as of October 29, 1994

             JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                  FORM 10-Q

                     For Quarter Ended October 29, 1994


                                    INDEX



                                                                Page
PART I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements

            .  Consolidated Balance Sheets -
               October 29, 1994 and January 29, 1994              1

            .  Consolidated Statements of Earnings -
               Thirteen and Thirty-Nine Week Periods Ended
               October 29, 1994 and October 30, 1993              2

            .  Consolidated Statements of Cash Flows -
               Thirty-Nine Week Periods Ended October 29,
               1994 and October 30, 1993                          3

            .  Notes to Consolidated Financial Statements         4

            Review by Independent Public Accountants             12

            Exhibit:

            .  Report of Independent Public Accountants          13

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations        14


PART II:  OTHER INFORMATION

    Item 5. Other Information                                    19

    Item 6. Exhibits and Reports on Form 8-K                     19


All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                       20

INDEX OF EXHIBITS

             JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                 (unaudited)


                                          October 29,   January 29,
             ASSETS                          1994          1994
CURRENT ASSETS:
  Cash and cash equivalents                $  3,724      $  5,899
  Receivables from customers, net            37,438        45,668
  Merchandise inventories                   106,862        80,768
  Prepaid expenses and other assets           2,796         1,920
  Deferred taxes                              2,969         2,969

       Total current assets                 153,789       137,224

PROPERTY AND EQUIPMENT, NET                 100,089        96,526

OTHER ASSETS                                 18,436        15,068

                                           $272,314      $248,818


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt        $  3,750      $  3,971
  Accounts payable                           38,895        25,247
  Accrued expenses                           13,979        13,734
  Accrued income taxes                       (3,777)          924

       Total current liabilities             52,847        43,876

LONG-TERM DEBT                              129,611       108,203

DEFERRED TAXES                                7,722         7,722

OTHER LIABILITIES                             1,478         1,503

SHAREHOLDERS' EQUITY:
  Common stock                                5,966         5,966
  Paid-in surplus                             7,109         7,109
  Retained earnings                          67,980        74,838
  Treasury stock                               (399)         (399)

                                             80,656        87,514

                                           $272,314      $248,818

      The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands except per share and dividend data)
                                  (unaudited)



                                              Thirteen                 Thirty-Nine
                                             Weeks Ended               Weeks Ended

                                        Oct. 29,     Oct. 30,     Oct. 29,     Oct. 30,
                                          1994         1993         1994         1993
NET SALES                               $ 86,501     $ 90,436     $273,912     $274,548

COSTS AND EXPENSES:
  Cost of merchandise sold, buying
    and occupancy expenses                55,509       56,351      182,012      181,394
  Selling, general and administrative
    expenses                              31,843       31,355       93,923       92,357
  Interest expense, net                    1,942        1,885        5,699        5,705
  Gain on sale of property                   -           (979)        (504)        (979)

       Total costs and expenses           89,294       88,612      281,130      278,477

EARNINGS (LOSS) BEFORE INCOME TAXES       (2,793)       1,824       (7,218)      (3,929)

PROVISION (CREDIT) FOR INCOME TAXES         (977)         638       (2,526)      (1,375)

NET EARNINGS (LOSS)                     $ (1,816)    $  1,186     $ (4,692)    $ (2,554)



EARNINGS (LOSS) PER COMMON SHARE:
  Primary                                 $(0.31)      $ 0.21       $(0.81)      $(0.44)
  Fully diluted                            (0.31)        0.21        (0.81)       (0.44)


CASH DIVIDENDS PER SHARE                  $ 0.125      $ 0.125      $ 0.375      $ 0.375

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                               Thirty-Nine Weeks Ended

                                                 Oct. 29,    Oct. 30,
                                                   1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                            $ (4,692)   $ (2,554)
  Gain on sale of property, net of income tax        (333)       (636)
  Adjustments to reconcile net earnings to
    cash provided by operating activities:
      Depreciation and amortization                 7,455       7,159
      Other liabilities                               (25)        (42)

      Change in:
        Receivables from customers, net             8,230       9,463
        Merchandise inventories                   (26,094)    (11,550)
        Prepaid expenses and other assets            (876)        901
        Accounts payable and accrued expenses      13,893         332
        Accrued income taxes                       (4,701)     (2,106)
        Deferred taxes                                -           (21)

             Net cash provided by (used in)
               operating activities                (7,143)        946

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property,
    net of income tax                                 612       2,096
  Additions to property and equipment             (11,297)    (16,531)
  Other non-current assets                         (3,368)     (2,278)

             Net cash used in investing
               activities                         (14,053)    (16,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt                      24,227      20,500
  Reduction of long-term debt                      (3,039)     (4,711)
  Cash dividends paid                              (2,167)     (2,167)

             Net cash provided by
               financing activities                19,021      13,622

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      (2,175)     (2,145)

       Cash and cash equivalents, beginning
         of period                                  5,899       8,301

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  3,724    $  6,156

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

                      For Quarter Ended October 29, 1994



      The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods.

      Because of the nature of the specialty department store business, the results for the thirty-nine week periods ended October 29, 1994 and October 30, 1993 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF REPORTING

      Jacobson Stores Inc. operates specialty department stores in 25 cities in Michigan, Florida, Indiana and Ohio. The consolidated financial statements include the accounts of the Company and two wholly-owned subsidiaries, Jacobson Stores Realty Company and Jacobson Credit Corp. All significant inter-company transactions and balances have been eliminated.

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

                      For Quarter Ended October 29, 1994



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

                      For Quarter Ended October 29, 1994



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

(2)   CUSTOMER CREDIT AND RECEIVABLES

      Receivables from customers were as follows:

                                     October 29,  January 29,
       (in thousands)                   1994        1994
       Receivables from customers      $38,520     $46,498
       Less reserve for doubtful
         accounts                        1,082         830

                                       $37,438     $45,668

(3)   MERCHANDISE INVENTORIES

      Merchandise inventories were as follows:

                                     October 29,  January 29,
       (in thousands)                   1994        1994
       Inventories at first-in,
         first-out (FIFO) cost         $128,043    $100,607
       Less LIFO reserves                21,181      19,839

                                       $106,862    $ 80,768

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

                      For Quarter Ended October 29, 1994



(4)   PROPERTY AND EQUIPMENT

      Property and equipment are set forth below:

                                       October 29, January 29,
       (in thousands)                     1994        1994
       Land and improvements            $  9,459    $  9,329
       Buildings and improvements         90,926      89,608
       Furniture, fixtures & equipment    40,022      38,870
       Leasehold improvements              8,931       9,211
       Construction in progress            7,201       1,089
       Capital leases                     10,403      10,403

                                         166,942     158,510
       Less accumulated depreciation
         and amortization                 66,853      61,984

                                        $100,089    $ 96,526

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

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

                      For Quarter Ended October 29, 1994



(6)   FINANCING

      Jacobson Credit Corp. has available an unsecured line of credit of $35,000,000 under a three year Revolving Credit Agreement with two banks. The Agreement provides for either or both of two interest rate alternatives, at the Company's option, which historically are below the prime rate of interest of the
      lending  banks.   Borrowings under this Agreement mature on
      June 30, 1997. On each June 30, this maturity date extends one year unless terminated by written notice. The Agreement requires a facility fee equal to 1/4 of 1% of the line per annum. Compensating balances are not required. There was $21,500,000 outstanding under the Agreement at October 29, 1994.

      The 6-3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining premiums to December 15, 1996, and thereafter at par. Mandatory annual sinking fund payments of $1,725,000 are required beginning December 15, 1996. At October 29, 1994, 1,056,000 shares of authorized common stock were reserved for conversion.

      The Company has a 10-year Term Loan Agreement with two banks which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. The Term Loan Agreement provides for payments of interest only through December 31, 1995, with quarterly principal repayments commencing March 31, 1996. The Company had $20,000,000 outstanding under this facility at October 29, 1994, at a fixed rate of 7.73%. Subsequent to the end of the quarter covered by this report, on November 15, 1994, the Company borrowed an additional $10,000,000 under this facility at a variable rate which is less than prime.

      Loan agreements include, among other things, covenants requiring minimum working capital, minimum net worth and minimum cash flow and restricting capital stock redemptions and dividend payments.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

                      For Quarter Ended October 29, 1994



      Long-term debt, less current maturities, consisted of the following:

                                         October 29,  January 29,
     (in thousands)                          1994        1994
     6-3/4% Convertible Subordinated
       Debentures due 2011                $ 34,500    $ 34,500
     Mortgage notes and collateral trust
       bonds due through 2005, at rates
       from 6.44% to 8.75%                  41,682      40,482
     7.73% unsecured term loan due 2002     20,000      20,000
     Industrial development revenue bond
       obligations, due through 2015, at
       variable rates below prime            9,834       9,865
     Note under Revolving Credit
       Agreement at rates below prime       21,500         -

                                           127,516     104,847

     Capital lease obligations               2,095       3,356

                                          $129,611    $108,203

(7)  ACCRUED EXPENSES

     Accrued expenses were as follows:

                                       October 29, January 29,
       (in thousands)                     1994        1994
       Wages and vacation pay            $ 5,846    $ 6,272
       Pension                             1,237      1,100
       Taxes, other than income taxes      2,282      2,310
       Interest                            1,383        801
       Other                               3,231      3,251

                                         $13,979    $13,734

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

                      For Quarter Ended October 29, 1994



(8)   STOCK OPTIONS

      At October 29, 1994, 146,190 shares of Jacobson Stores Inc. common stock were reserved for issuance under a stock option plan adopted in 1983. No more options may be granted under this plan. At October 29, 1994, 36,750 shares of Jacobson Stores Inc. common stock are reserved for issuance under a plan adopted in 1994 and options for an additional 363,250 shares of common stock are available for grant to directors and employees.

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

                      For Quarter Ended October 29, 1994



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

     Investing and financing activities not reported in the Consolidated Statements of Cash Flows, because they do not involve cash, include equipment acquired through capital lease obligations. There were no new capital lease obligations in the thirty-nine weeks ended October 29, 1994, and $1,085,000 for the thirty-nine weeks ended October 30, 1993.

     Interest paid (net of interest capitalized) totalled $4,910,000 and $4,663,000 for the thirty-nine week periods ended October 29, 1994 and October 30, 1993, respectively. Income tax payments totalled $2,178,000 and $753,000 for the thirty-nine week periods ended October 29, 1994 and October 30, 1993, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I:  FINANCIAL INFORMATION

                      For Quarter Ended October 29, 1994






     REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

     Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirty-nine week period ended October 29, 1994. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                             Arthur Andersen LLP
                                                               EXHIBIT



                   Report of Independent Public Accountants



To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of October 29, 1994 and the related condensed consolidated statements of earnings and cash flows for the thirty-nine week period then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
November 11, 1994

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I:  FINANCIAL INFORMATION

                      For Quarter Ended October 29, 1994



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

Jacobson's operates in two regions, with stores in twenty-five cities in Michigan, Florida, Indiana and Ohio. The Company maintains separate staffs of buyers for each region in order to better respond to customers' lifestyles and merchandise preferences. The principal merchandising and distribution functions are performed through regional distribution facilities. Functions common to all stores, such as management coordination, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED OCTOBER 29, 1994 TO THIRTEEN WEEKS ENDED OCTOBER 30, 1993

      Sales for the quarter ended October 29, 1994, totalled $86,501,000, a decrease of 4.3% from 1993. Excluding furniture departments discontinued in six stores in the Fall 1993, sales decreased 1.1%.

      The cost of merchandise sold, buying and occupancy expenses, expressed as a percentage of sales, increased to 64.2% for the quarter from 62.3% one year ago, primarily due to higher markdowns and lack of leverage on buying and occupancy expenses, partially offset by higher maintained mark-up.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I:  FINANCIAL INFORMATION

                      For Quarter Ended October 29, 1994



      Selling, general and administrative expenses, expressed as a percentage of sales, increased to 36.8% in the quarter from 34.7% in 1993. The increase in rate was due primarily to the decrease in sales and resulting lack of expense leverage. Selling, general and administrative expense dollars increased 1.6%.

      Interest expense, expressed as a percentage of sales, totalled 2.2% for the quarter in 1994 and 2.1% in 1993, primarily due to higher short-term borrowings.

      The estimated effective annual income tax rate was 35% in both years and includes estimated provisions for Federal, State and local taxes.

      Net loss for the thirteen weeks in 1994 totalled $1,816,000 or 31 cents per common share compared to net earnings of $1,186,000 or 21 cents per share in the same period last year. As a percentage of sales, net loss in 1994 was 2.1% as compared to earnings of 1.3% in 1993. Results for the thirteen weeks in 1993 included an after-tax gain of 11 cents per share on the sale of property.

b. OPERATING RESULTS: THIRTY-NINE WEEKS ENDED OCTOBER 29, 1994 TO THIRTY-NINE WEEKS ENDED OCTOBER 30, 1993

      Sales for the thirty-nine weeks ended October 29, 1994, totalled $273,912,000, essentially flat compared to last year. Excluding furniture departments discontinued in six stores in the Fall 1993, sales increased 1.9%.

      The cost of merchandise sold, buying and occupancy expenses, expressed as a percentage of sales, increased to 66.4% for the thirty-nine weeks from 66.0% for the same period one year ago, primarily due to higher markdowns and a higher LIFO provision (as discussed below) partially offset by higher maintained mark-up.

      Selling, general and administrative expenses, expressed as a percentage of sales, increased to 34.3% for the thirty-nine weeks in 1994 from 33.6% in 1993, reflecting flat sales and resulting lack of expense leverage. Selling, general and administrative expense dollars increased 1.7%.

      Interest expense, expressed as a percentage of sales, totalled 2.1% for the thirty-nine weeks, unchanged from one year ago, reflecting lower interest on real estate debt offset by lower interest capitalized on construction projects.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I:  FINANCIAL INFORMATION

                      For Quarter Ended October 29, 1994



      The estimated effective annual tax rate was 35% in both years and includes estimated provisions for Federal, State and local taxes.

      Net loss for the thirty-nine weeks in 1994 totalled $4,692,000 or 81 cents per common share compared to $2,554,000 or 44 cents per share in 1993. As a percentage of sales, net loss in 1994 was 1.7% as compared to 0.9% in 1993.

      Net loss for the thirty-nine weeks ended October 29, 1994, includes an after-tax gain on sale of property of $333,000 or 5 cents per share. Net loss for the thirty-nine weeks ended October 30, 1993, included an after-tax gain on sale of property of $636,000 or 11 cents per share.

      Financial results for the thirty-nine week period ended October 30, 1993, included a one-time charge, recorded in the second quarter, to write-down furniture inventories to estimated net realizable value in connection with the phase-out of furniture departments in six stores. The LIFO provision was reduced by a comparable amount in the second quarter to reflect liquidation of most furniture LIFO reserves. The net impact on cost of merchandise sold and net earnings for the thirty-nine week period was immaterial.

c.    LIQUIDITY AND CAPITAL RESOURCES

      At October 29, 1994, the Company's current ratio was 2.91 to 1 and working capital totalled $100,942,000, including $3,724,000 of cash and cash equivalents. At January 29, 1994, the current ratio was
      3.13 to 1 and working capital totalled $93,348,000, including $5,899,000 of cash and cash equivalents.

      The Company utilizes cash flows from operations and short-term borrowings to fund its seasonal working capital needs. To support its seasonal requirements, the Company maintains a $35,000,000 unsecured revolving credit line through Jacobson Credit. This facility provides for either or both of two interest rate alternatives. At October 29, 1994, $21,500,000 was outstanding under this facility. The Company also maintains a 10-year term loan facility which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. At October 29, 1994, the Company had borrowed $20,000,000 under this facility at a fixed rate of 7.73%.
      Subsequent to the end of the quarter covered by this report, on November 15, 1994, the Company borrowed an additional $10,000,000 under the term loan facility at a variable rate which is less than prime. These two facilities provide sufficient capacity to fund present and anticipated working capital requirements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I:  FINANCIAL INFORMATION

                      For Quarter Ended October 29, 1994



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

d.    CASH FLOWS

      Cash and cash equivalents decreased $2,175,000 in the thirty-nine weeks ended October 29, 1994, compared to a decrease of $2,145,000 in the thirty-nine weeks ended October 30, 1993. Cash flows are impacted by operating, investing and financing activities. In the thirty-nine weeks this year, operating activities used $7,143,000 of cash, compared to $946,000 provided in 1993, primarily due to start-up working capital requirements of a new store opened in Louisville, Kentucky, in November 1994 and the increase in net loss.

      Investing activities used cash of $14,053,000 in the thirty-nine weeks ended October 29, 1994, compared to $16,713,000 in the same period in 1993. Investing activities included capital expenditures for the acquisition and fixturing of new stores, and expansion, modernization and refixturing of existing stores and support facilities totalling $11,297,000 in the thirty-nine weeks in 1994 compared to $16,531,000 in the same period in 1993. In addition, the Company incurs capital lease obligations (not included in cash investing activities above) primarily for computer hardware and related software. There were no new capital lease obligations to-date in 1994 and $1,085,000 for the thirty-nine weeks in 1993.

      Financing activities provided cash of $19,021,000 in the thirty-nine weeks ended October 29, 1994, compared to $13,622,000 provided in the same period in 1993. In the thirty-nine weeks this year, the Company borrowed $21,500,000 under the revolving credit line through Jacobson Credit, obtained $2,727,000 in mortgage financing and used $3,039,000 to service current maturities of long-term debt. In the same period in 1993, the Company obtained $20,500,000 under the revolving credit line and used $4,711,000 of cash to service current maturities of long-term debt and to retire the mortgage debt on its former downtown store facility in Ann Arbor. The Company paid common stock dividends of $2,167,000 in each thirty-nine week period in 1994 and 1993.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I:  FINANCIAL INFORMATION

                      For Quarter Ended October 29, 1994



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

      In March 1994, the Company signed a lease for a 161,000 square foot building and related parking in the Oxmoor Center, Louisville, Kentucky. The Company renovated the building and opened the store in November 1994.

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

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                         PART II:  OTHER INFORMATION

                      For Quarter Ended October 29, 1994



ITEM 5. OTHER INFORMATION

Subsequent to the end of the quarter covered by this report, on October 31, 1994, the Company signed a lease for a 120,000 square foot store in a shopping center to be constructed in Leawood, Kansas, a suburb of Kansas City. The Company's commitment under the lease is contingent on Landlord's ability to obtain financing for the shopping center and to obtain title to the entire shopping center property. The store is targeted to open in the Fall 1995.

On November 17, 1994, the Company opened a 161,000 square foot store in leased premises in the Oxmoor Center in Louisville, Kentucky.

On November 30, 1994, the Company signed a letter of intent to lease an 80,000 square foot store to be constructed in Mizner Park, Boca Raton, Florida. The store is targeted to open in the Fall 1995.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        11     Computation of Earnings Per Share

        15     Letter from Independent Public Accountants

        27     Financial Data Schedule


All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                      For Quarter Ended October 29, 1994






                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            JACOBSON STORES INC.
                                                (Registrant)



Date:  December 8, 1994            BY:   /s/ Mark K. Rosenfeld
                                        MARK K. ROSENFELD
                                        Chairman of the Board and
                                        Chief Executive Officer



Date:  December 8, 1994            BY:   /s/ Paul W. Gilbert
                                        PAUL W. GILBERT
                                        Vice Chairman of the Board
                                        (Principal Financial Officer)

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                              INDEX OF EXHIBITS






        11       Computation of Earnings Per Share

        15       Letter from Independent Public Accountants

        27       Financial Data Schedule


All exhibits except as set forth above have been omitted as not applicable or not required.