Form 10-K405
period 1994-12-31
JACOBSON STORES INC
filed 1995-04-11
CIK 53025

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   January 28, 1995

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

                       $41,290,000 as of March 1, 1995

(THE PERSONS CONSIDERED AFFILIATES FOR THE PURPOSE OF THE FOREGOING COMPUTATION ARE IDENTIFIED ON PAGE 19 OF THIS REPORT.)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


    Common Stock, $1 par value: 5,779,021-2/3 shares outstanding, excluding 187,200 shares held in treasury, as of March 1, 1995



                     DOCUMENTS INCORPORATED BY REFERENCE

LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED:

          SPECIFIED PORTIONS OF PROXY STATEMENT FOR 1995 ANNUAL MEETING OF SHAREHOLDERS, TO BE HELD MAY 25, 1995: PART III

                             JACOBSON STORES INC.
                                  FORM 10-K
                      FISCAL YEAR ENDED JANUARY 28, 1995

                                    INDEX

                                                                       PAGE
PART I.
     Item 1.        Business.                                            1

     Item 2.        Properties.                                          7

     Item 3.        Legal Proceedings.                                   9

     Item 4.        Submission of Matters to a Vote of
                    Security Holders.                                    9

     Executive Officers of the Registrant.                               9

PART II.
     Item 5.        Market for Registrant's Common Equity
                    and Related Stockholder Matters.                    10

     Item 6.        Selected Financial Data.                            12

     Item 7.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.                                         12

     Item 8.        Financial Statements and Supplementary
                    Data.                                               18

     Item 9.        Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure.                               18

PART III.
     Item 10.       Directors and Executive Officers of
                    the Registrant.                                     19

     Item 11.       Executive Compensation.                             19

     Item 12.       Security Ownership of Certain Beneficial
                    Owners and Management.                              19

     Item 13.       Certain Relationships and Related
                    Transactions.                                       19

PART IV.
     Item 14.       Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K.                            20

                                                                         PAGE

SIGNATURES                                                                24

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                            F-1/F-17

INDEX OF EXHIBITS                                                      E-1/E-3

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

       Jacobson's operates in two regions, with stores in twenty-six cities in Michigan, Indiana, Kentucky, Ohio and Florida. The Company maintains separate staffs of buyers for each region in order to better respond to customers' lifestyles and merchandise preferences. The principal merchandising and distribution functions are performed through regional distribution facilities. Functions common to all stores, such as management coordination, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

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

       The percentage contribution to sales by major class of merchandise for the last three fiscal years was as follows:

                                                                            Year Ended
                                                               - - - - - - - - - - - - - - - - - - - -
                                                               January        January         January
                                                                 1995           1994            1993
                                                               - - - -        - - - -         - - - -
Women's apparel and accessories.............................     66.2%           64.6%           64.3%
Men's apparel and accessories...............................     12.8            12.5            12.6
Accessories for the home....................................      8.0             9.5             9.3
Children's apparel and
  accessories...............................................      8.8             9.1             9.3
Miscellaneous...............................................      4.2             4.3             4.5
                                                                -----           -----           -----
                                                                100.0%          100.0%          100.0%
                                                                =====           =====           =====


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

       SALES PROMOTION. The Company uses newspaper, radio, television and direct mail advertising, as well as in-store events and billing statement enclosures, to stimulate sales. Advertising generally is institutional and focuses on current fashions and merchandise classifications. The Company's policy is to price merchandise fairly and competitively and to avoid sale events other than special pre-season promotions and end-of-season clearances. Although advertisements usually mention price, Jacobson's refrains from comparative pricing (comparing the advertised price to a higher original price) in its advertising. Management believes that this practice enhances credibility and customer loyalty. Jacobson's in-store events include fashion shows and wardrobing seminars to communicate fashion trends to customers.

       STORE DESIGN. Jacobson's stores are designed to project an attractive, comfortable atmosphere similar to the style customers find in their own homes. All aspects of the store interiors and fixturing are coordinated by the Company's store planning personnel, using quality fixtures, carpeting, lighting and displays.

CREDIT POLICY

       Jacobson's issues its own credit card as a customer service. The Company offers three credit plans to its cardholders: an Option plan requiring a minimum monthly payment of 20% of the outstanding balance; an Extended Payment plan available primarily for furs, fine jewelry, and furniture purchases in the Company's two stores which carry furniture; and a Tabletop plan granting extended payment terms without finance charge for qualifying purchases of china, crystal, silver, and table linens.

       Sales under Jacobson's credit plans averaged 48.1% of sales for the last three fiscal years and accounted for 44.8% of the Company's sales in fiscal 1994. In addition, sales under third party credit cards (VISA, MasterCard and American Express) averaged 31.9% of sales for the last three fiscal years and accounted for 35.9% of the Company's sales in fiscal 1994. Credit losses relating to the Company's credit card have averaged .42% of credit sales over the last three years (ranging from .32% to .53%).

       The Company maintains purchasing and payment history on its 286,000 active account holders, which permits targeting of direct mail advertising and automatic increases of credit limits.

OPERATIONS

       The Company operates in two regions, the Midwest and Florida. The principal merchandising and distribution functions for the Midwest stores are performed at the Company's central distribution facility in Jackson, Michigan. The principal merchandising and distribution functions for the Florida stores are performed in Winter Park, Florida. Functions common to all stores, such as management coordination, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

       Jacobson's stores in Michigan are located in Birmingham, Dearborn, Grosse Pointe, Livonia and Rochester (all suburbs of Detroit), Ann Arbor, East Grand Rapids, East Lansing, Jackson, Kalamazoo and Saginaw; in Indiana, in Indianapolis; in Kentucky, in Louisville; in Ohio, in Columbus and Toledo; and in Florida, in Clearwater, Fort Myers, Jacksonville, Longwood, Naples, North Palm Beach, Osprey, Sarasota, Tampa and Winter Park. In addition, the Company has a clearance center in Troy, Michigan, a suburb of Detroit. Stores in the Midwest range from 101,000 to 199,000 square feet, except for the clearance center, which is 34,000 square feet. The Florida stores range from 23,000 to 90,000 square feet.

       Jacobson's maintains evening hours consistent with customer shopping patterns in each community. Stores generally are open a maximum of 59 hours each week, except during the holiday season, when evening hours may be extended.

       Annual sales, percentage increase in sales, average gross square footage of stores in operation during the fiscal year, and approximate sales per average gross square foot were as follows:

                                                                         Year Ended
                                                          - - - - - - - - - - - - - - - - - - - -
                                                          January          January       January
                                                            1995             1994          1993
                                                          - - - - - - - - - - - - - - - - - - - -
Net sales, including leased
  departments (in thousands)..........................    $409,154         $403,816      $411,631

Percentage increase in sales:
  All stores..........................................         1.3%            (1.9)%         4.0%
  Same stores.........................................        (0.2)%           (4.1)%         2.9%
Average gross square footage
  (in thousands)......................................       2,439            2,454         2,433
Approximate sales per average
  gross square foot...................................         168              165           169


PURCHASING, CONTROL AND DISTRIBUTION OF INVENTORY

       Jacobson's purchases merchandise from several thousand suppliers, no one of which accounted for as much as 3% of the Company's net purchases during fiscal 1994. The Company maintains separate staffs of buyers for its Midwest and Florida stores to better respond to customer lifestyles and merchandise preferences. Merchandising decisions are directed by 3 general merchandise managers, 13 divisional merchandise managers, 81 buyers and 12 assistant buyers. In addition, the Company is a member of the Frederick Atkins Buying Office, a domestic and foreign buying office serving approximately 30 retailers, which provides merchandising counsel, product information, direct store import capability, and other services.


       An on-line computerized merchandise information system provides the Company's buyers with detailed reports of current sales and inventory levels for each store, by department, class, vendor, style, color and size. This system permits the Company's merchandising staff to analyze trends on a daily basis, to identify fast-selling and slow-selling merchandise and to respond to customer buying preferences when making reorder and markdown decisions.

       Merchandise is generally shipped directly from vendors to the Company's regional distribution centers in Jackson, Michigan and in Winter Park, Florida, where it is inspected for quality by the Company's buyers, priced and shipped to the stores by Jacobson's fleet of trucks.

       Jacobson's adopted the LIFO method of inventory valuation in 1968. At the end of fiscal 1994, LIFO reserves totalled $15,488,000, or approximately 13.9% of pre-LIFO inventory values. Physical inventories are taken at least once each year. Inventory shrinkage at retail over the past three fiscal years has averaged 2.5% to owned retail sales.

EXPANSION

       Jacobson's current strategy is to open one new store each year, to the extent feasible, and to renovate one store each year.

       In April 1994, the Company purchased the store building and related parking area in the Grande Boulevard Mall in Jacksonville, Florida, which it had leased since 1983.

       In May 1994, the Company acquired ownership of its styling salon operations, which were previously leased.

       In October 1994, the Company signed a lease of a 120,000 square foot store in a shopping center to be constructed in Leawood, Kansas, a suburb of Kansas City. The store is targeted to open in 1996.

       In November 1994, the Company opened a 161,000 square foot store in Oxmoor Center, Louisville, Kentucky.

       In November 1994, the Company signed a letter of intent to lease an 80,000 square foot store to be constructed at Mizner Park, in Boca Raton, Florida. The store is targeted to open in 1996.

       The Company intends to continue expanding its operations in its Midwest and Florida regions as desirable opportunities arise and resources permit.


REAL ESTATE POLICY

       Jacobson's strategy is to own or obtain long-term leases of the real estate used in the operation of its business. Through Jacobson Realty, the Company owns approximately 70% of the total square footage used in its business. The Company uses cash flow equal to depreciation to maintain a continuing program of property improvements and renewal of existing stores and support facilities. New stores and major expansion projects generally are financed by mortgage loans or comparable financing, or through long-term leases. At January 28, 1995, mortgage loans and related secured financings comprised approximately 43% of consolidated debt.


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

EMPLOYEES

       Jacobson's believes that its employees are among its key resources. Management stresses development programs for employees and promotion from within. The Company employs approximately 5,000 employees, 3,850 full-time and 1,150 part-time. During the holiday season, the number of employees increases to approximately 6,100.


                                  - - - - -

       (a)   GENERAL DEVELOPMENT OF BUSINESS.

             Some of the principal developments in Jacobson's business during fiscal 1994 and the current year to date are summarized on page 5 of this report under the caption "Expansion." To finance this expansion, the Company obtains mortgage loans or comparable financing or obtains long-term leases. In addition, to fund present and anticipated working capital requirements, the Company has a 10-year term loan agreement which provides for borrow-ings of up to $40 million on an unsecured basis. At January 28, 1995, the Company had borrowed $30 million under this facility. Also, the Company's wholly-owned finance subsidiary has an unsecured line of credit of $35 million under a 3-year revolving credit agreement.

             During fiscal 1994, the Company sold the site of its former Store for the Home in East Lansing, Michigan, and consolidated its Birmingham, Michigan operations from three facilities into two. It is currently consolidating its Kalamazoo, Michigan operations into one building.


       (b)   INDUSTRY SEGMENTS AND LINES OF BUSINESS.

             Jacobson's operates in a single industry, the specialty department store industry.

             The percentage contribution to sales by major class of merchandise for each of the last three fiscal years is set forth on page 2 of this report.


       (c)   NARRATIVE DESCRIPTION OF BUSINESS.

             The nature of Jacobson's business, the categories of merchandise it sells, and the percentage contribution to sales by merchandise category during the past three fiscal years, are set forth on pages 1-2 of this report.

             The specialty department store business is seasonal. The holiday season (from the day after Thanksgiving to January 1) generally accounts for 15-20% of Jacobson's net sales.

             By reason of the seasonal nature of the business, Jacobson's and others in the industry experience significant build-up of inventory and accounts receivable at certain times of the year. To support the seasonal requirements, Jacobson Credit has an unsecured line of credit of $35,000,000 under a revolving credit agreement. Further information on this line of credit is set forth in the Notes to the Company's Consolidated Financial Statements for the three fiscal years ended January 1995, filed as part of this report (see "Financing" on page F-9).

             Competitive conditions in the specialty department store business are discussed on pages 5-6 of this report.

             Information with respect to the Company's employees is provided on page 6 of this report.


       (d)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
             OPERATIONS AND EXPORT SALES.

             The registrant has no foreign operations and no material export sales.


ITEM 2.  PROPERTIES.

       (a) The following table shows the location and approximate size of Jacobson's stores and its offices and principal warehouse and distribution facilities; whether owned by the registrant or leased; and the expiration dates (including renewal options) of principal real estate leases. Most such owned properties are subject to mortgage. In several cities, the store consists of two buildings.

             Jacobson's management considers that these properties, as well as its furniture, fixtures, machinery and equipment, are well maintained, suitable and adequate for their intended purposes, and in general fully utilized.

                                            Approximate                                     Expiration
                                            Total Square                                    Dates of
                                            Feet of                                         Principal
     Locations                              Building(s)             Ownership               Leases
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
MICHIGAN
            Jackson........................     105,000          Partly owned (1)           2006, 2016
            Ann Arbor......................     101,000          Owned                      ----
            East Lansing...................     117,000          Partly owned (2)           2028
            Saginaw........................     199,000          Partly owned (3)           1995
            Grosse Pointe..................     151,000          Owned                      ----
            Birmingham.....................     179,000          Partly owned (4)           2008
            Kalamazoo......................     131,000          Partly owned (5)           2010
            Dearborn.......................     145,000          Owned                      ----
            East Grand Rapids..............     148,000          Owned                      ----

                                            Approximate                                     Expiration
                                            Total Square                                    Dates of
                                            Feet of                                         Principal
     Locations                              Building(s)             Ownership               Leases
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
MICHIGAN
            Rochester.......................    106,000          Partly owned (6)           2046
            Livonia.........................    150,000          Owned                      ----
            Troy Clearance Center...........     34,000          Leased                     2002
            Central Office and
             Distribution Center
             (Jackson)......................    238,000          Owned                      ----

INDIANA
            Indianapolis....................    120,000          Leased                     2048

KENTUCKY
            Louisville......................    161,000          Leased                     2036

OHIO
            Toledo..........................    120,000          Owned                      ----
            Columbus........................    119,000          Partly owned (7)           2079

FLORIDA
            Sarasota........................     25,000          Partly owned (7)           2014
            Winter Park.....................     23,000          Leased                     2013
            Longwood........................     49,000          Leased                     2020
            North Palm Beach................     90,000          Leased                     2022
            Osprey..........................     32,000          Leased                     2025
            Clearwater......................     52,000          Leased                     2039
            Fort Myers......................     51,000          Partly owned (8)           2085
            Jacksonville....................     57,000          Owned                      ----
            Tampa...........................     48,000          Leased                     2030
            Naples..........................     46,000          Leased                     2042
            Regional Distribution
             Center (Winter Park)...........     84,000          Owned                      ----

       (1)   Approximately 28,000 square feet owned; balance leased.
       (2) Building is owned; approximately half of land is owned and half leased.
       (3) Approximately 29,000 square feet leased from month to month; balance owned.
       (4) Birmingham Fashion Apparel Store (98,000 square feet) is owned. The Men's Store and Children's Store (81,000 square feet) include approximately 64,000 square feet owned; the balance is leased.
       (5) Kalamazoo Apparel Store (83,000 square feet) is owned. The Store for the Home (48,000 square feet) is leased, except for 2,000 square feet owned.
       (6) Approximately 71,000 square feet and related parking area are owned. The balance of the shopping center is leased, of which 35,000 square feet are operated as part of Jacobson's store.
       (7)   Building is owned on leased land.
       (8)   Building is owned; land and parking area are leased.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT.

       The table below sets forth the name and age of each executive officer of the registrant, all positions and offices with Jacobson Stores Inc. and its wholly-owned subsidiaries held by each such person, and the period during which the officer has served in such positions. Each has been elected to hold office until the 1995 Annual Meeting or until a successor is elected and qualified.

                                                                                     Held
                                                                                     Office
       Name                    Age             Positions and Offices                 Since
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Mark K. Rosenfeld              49         Chairman of the Board and                  1993
                                          Chief Executive Officer,
                                          and Director, Jacobson
                                          Stores Inc. and wholly-
                                          owned subsidiaries

Paul W. Gilbert                50         Vice Chairman of the Board,                1993
                                          and Director, Jacobson
                                          Stores Inc. and wholly-
                                          owned subsidiaries

James B. Fowler                47         President and Director,                    1993
                                          Jacobson Stores Inc. and
                                          wholly-owned subsidiaries

Joseph H. Fisher               59         Senior Vice President-                     1991
                                          General Merchandise Manager,
                                          Jacobson Stores Inc.

George P. Kelly                58         Senior Vice President-                     1994
                                          General Merchandise Manager,
                                          Jacobson Stores Inc.

                                                                                    Held
                                                                                    Office
       Name                   Age             Positions and Offices                 Since
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Theodore R. Kolman             54         Senior Vice President-                     1991
                                          General Merchandise Manager,
                                          Jacobson Stores Inc.

Robert L. Moles                53         Senior Vice President-                     1986
                                          Stores, Jacobson Stores Inc.

Timothy J. Spalding            39         Vice President & Controller,               1991
                                          Jacobson Stores Inc. and
                                          wholly-owned subsidiaries

       There is no arrangement or understanding between any of the officers and any other person pursuant to which the officer was selected as an officer.

       Each executive officer except Mr. Kelly and Mr. Kolman has held managerial or executive positions with Jacobson's for more than five years.

       Before joining Jacobson's as Senior Vice President-General Merchandise Manager in February 1994, Mr. Kelly was Chairman and Chief Executive Officer, Marshall Field & Co., 1978-83, President and Treasurer, Mallards Enterprises Inc. (which filed a voluntary petition for liquidation under the Bankruptcy
Code), 1984-1992, and Chief Operating Officer, Brands of Indiana, 1993-1994.

       Before joining Jacobson's in 1990, Mr. Kolman was Senior Vice President and General Merchandise Manager, Robinson's of Florida, Inc., 1982-1987, and Assistant to the Chief Executive Officer, Cohoes Specialty Stores, 1987-1990. He was General Merchandise Manager, Home Furnishings Division, Jacobson Stores Inc., from 1990 to 1991, and has been Senior Vice President-General Merchandise Manager since May 1991.



                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

       The Company's Common Stock is traded on the NASDAQ National Market, under the symbol "JCBS."

       The quarterly range of high and low price quotations of Jacobson's Common Stock and dividends paid per share are shown in the following schedule:

                                                                Dividends
                                                                   Per
 Year        Quarter           High              Low              Share
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
1994           4th            $13              $10              $.12-1/2
               3rd             13-3/4           12-1/2           .12-1/2
               2nd             14-3/4           12-1/4           .12-1/2
               1st             15               11-3/4           .12-1/2

1993           4th            $14              $11-3/4          $.12-1/2
               3rd             13               11               .12-1/2
               2nd             14               11-3/4           .12-1/2
               1st             16-1/2           11-3/4           .12-1/2

1992           4th            $17-1/4          $13-3/4          $.12-1/2
               3rd             17-3/4           14-1/2           .12-1/2
               2nd             18               14-1/2           .12-1/2
               1st             19               15-1/4           .12-1/2

       The approximate number of shareholders of record of Jacobson's Common Stock as of March 1, 1995 was 1,375.

ITEM 6.  SELECTED FINANCIAL DATA.

       Selected financial data for fiscal 1990 through 1994 is as follows:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(in thousands except
 per share data)                            1994          1993          1992           1991          1990
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Net sales, including
  leased departments..................    $409,154      $403,816      $411,631       $395,677      $394,009
Earnings before income taxes..........       6,388         4,610         5,894          6,494         2,862
Net earnings..........................       4,088         3,014         3,910          4,218         2,365
Total assets..........................     268,589       248,818       250,395        239,460       240,764
Long-term debt, less current
  portion.............................     120,424       108,203       105,270         97,514       103,597

Per common share:
  Net earnings -
  . Primary...........................      $ 0.71        $ 0.52        $ 0.68         $ 0.73        $ 0.41
  . Fully diluted.....................        0.71          0.52          0.68           0.73          0.41

  Cash dividends......................        0.50          0.50          0.50           0.50          0.50
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       The following table shows the percentage relationship to sales of the items presented for the periods indicated.

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                   1994         1993          1992
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Net sales....................................................     100.0%       100.0%        100.0%
Gross profit.................................................      35.2         33.9          33.7
Selling, general and administrative
  expenses...................................................      31.7         31.1          30.4
Interest expense, net........................................       2.0          1.9           1.9
Gain on sale of property.....................................       0.1          0.2            -
Earnings before income taxes.................................       1.6          1.1           1.4
Net earnings.................................................       1.0          0.7           0.9
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

1994 VERSUS 1993

Sales in 1994 totalled $409,154,000, an increase of 1.3% from 1993. Excluding sales of furniture departments which were discontinued in six stores in the Fall of 1993, comparable store sales also increased 1.3% in 1994.

Women's apparel and accessories represented 66.2% of the Company's total business in 1994. Other major components were men's 12.8%, children's 8.8%, home accessories 8.0%, and miscellaneous 4.2%.

The Company's gross profit percentage increased to 35.2% in 1994 from 33.9% in 1993, reflecting a higher markup percentage and a significant LIFO credit which reduced cost of merchandise sold by $4,351,000, partially offset by higher markdowns. In 1993, a LIFO credit (including liquidation of most furniture LIFO reserves, as discussed below) reduced cost of merchandise sold by $181,000.

Selling, general and administrative expenses, as a percentage of sales, were 31.7% compared to 31.1% in 1993. This increase was due primarily to increased sales promotion expense, higher usage of third party credit cards and resulting increased merchant fees and reduced finance charge income, as well as to modest sales growth and a resulting lack of expense leverage.

Interest expense increased in 1994 from 1993, reflecting primarily an increase in short-term rates and borrowings and lower interest capitalized on construction projects.

1994 net earnings totalled $4,088,000 or 71 cents per common share, compared to 1993 net earnings of $3,014,000 or 52 cents per share. As a percentage of sales, net earnings were 1.0% in 1994 as compared to 0.7% in 1993.

Net earnings include after-tax gains on sales of property totalling $333,000 or 5 cents per share in 1994 and $636,000 or 11 cents per share in 1993.

In the Fall of 1993, the Company phased out furniture departments in six stores to provide increased space for fashion apparel, accessories and home decorative departments. Furniture comprised less than 2 percent of Company-wide annual sales. Operating results for 1993 include a $1,400,000 reduction in the LIFO provision to reflect liquidation of most furniture LIFO reserves, largely offset by a charge to write down furniture inventories to net realizable value. The impact on net earnings was not material.

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

The Company's gross profit percentage increased to 33.9% in 1993 from 33.7% in 1992, reflecting a higher markup percentage and lower markdowns. These improvements were partially offset by occupancy costs associated with a new store opened in November 1992 and higher inventory shortage. In 1993, a LIFO credit (including liquidation of most furniture LIFO reserves, as discussed above) reduced cost of merchandise sold by $181,000. In 1992, the LIFO credit totalled $201,000.

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

INFLATION

The Company cannot determine the precise effects of inflation on its business. Because of inflation, historically the Company has experienced increases in the cost of merchandise and in certain operating expenses. The Company generally has been able to offset the effects of these increased expenses by adjusting prices, by using the LIFO method for valuing all merchandise inventories and by controlling expenses. The Company's ability to adjust prices is limited by competitive pressures in its market areas. The Department Store Inventory Price Indexes, published by the Bureau of Labor Statistics, are used to measure inflation's impact on inventories in the LIFO valuation. The BLS Index decreased 0.5% overall in 1994. The BLS Index increased 1.3% in 1993 and 0.6% in 1992.

LIQUIDITY AND CAPITAL RESOURCES

At January 28, 1995, the Company's current ratio was 3.01 to 1 and working capital totalled $99,636,000, including $3,558,000 of cash and cash equivalents. At January 29, 1994, the current ratio was 3.13 to 1 and working capital totalled $93,348,000, including $5,899,000 of cash and cash equivalents. At January 30, 1993, the current ratio was 3.07 to 1 and working capital totalled $100,779,000, including $8,301,000 of cash and cash equivalents.

The Company utilizes cash flows from operations and short-term borrowings to fund its seasonal working capital needs. To support its seasonal requirements, the Company maintains a $35,000,000 unsecured three year revolving credit line through its consolidated, wholly-owned finance subsidiary, Jacobson Credit Corp. This facility provides for either or both of two interest rate alternatives. At January 28, 1995, borrowings under this facility totalled $3,500,000. The Company also maintains a 10-year term loan facility which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. At January 28, 1995, the Company had borrowed $30,000,000 under this facility. These facilities provide sufficient capacity to fund present and anticipated working capital requirements.

A part of the Company's financial strategy is to own, or obtain long-term leases of its properties. Capital expenditures to modernize and refixture existing stores and support facilities generally are financed with internally generated funds. New stores and major expansion projects generally are financed by first mortgages or comparable financing through the Company's consolidated, wholly-owned real estate subsidiary, Jacobson Stores Realty Company, or through long-term leases. Future expansion is expected to be financed in a similar manner.

CASH FLOWS

Cash and cash equivalents decreased $2,341,000 in 1994, $2,402,000 in 1993 and increased $3,190,000 in 1992. Cash flows are impacted by operating, investing and financing activities. In 1994, operating activities provided $5,997,000 of cash, compared to $16,303,000 in 1993 and $7,684,000 in 1992. The decrease in 1994 versus 1993 reflects primarily increases in inventory levels, including start-up working capital requirements for a new store opened in late 1994 and a $4,351,000 reduction of LIFO reserves. The increase in 1993 versus 1992 reflects principally reductions in inventory levels, including discontinuance of most furniture operations.

Investing activities used cash of $17,563,000, $18,263,000 and $8,381,000 in 1994, 1993 and 1992, respectively. Investing activities included capital expenditures for the acquisition and fixturing of new stores, and expansion, modernization and refixturing of existing stores and support facilities totalling $14,131,000, $17,519,000 and $6,034,000 in 1994, 1993 and 1992,
respectively. In addition, the Company incurred capital lease obligations (not included in cash investing activities above) primarily for computer hardware and related software totalling $1,085,000 and $1,257,000 in 1993 and 1992, respectively. There were no new capital lease obligations in 1994.

Financing activities provided cash of $9,225,000 in 1994, used cash of $442,000 in 1993, and provided cash of $3,887,000 in 1992. In 1994, the
Company borrowed $10,000,000 at a below-prime variable rate under its term loan facility, obtained $2,727,000 first mortgage financing and used $4,112,000 of cash to service current maturities of long-term debt. In addition, the Company had borrowings of $3,500,000 under its revolving credit line at January 28, 1995. In 1993, the Company obtained $8,000,000 first mortgage financing, and used $5,552,000 of cash to service current maturities of long-term debt and to retire the mortgage debt on its former downtown store facility in Ann Arbor. The Company borrowed $20,000,000 in 1992 at a fixed rate of 7.73% under its term loan facility and used $13,224,000 of cash to redeem its $10,000,000 10% Subordinated Debentures due April 1993 and to service current maturities of long-term debt. The Company paid common stock dividends of $2,890,000 in each of 1994, 1993 and 1992.

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

In 1992, the Company completed a 37,000 square foot expansion of its Florida regional distribution center using internally-generated funds and opened a 46,000 square foot leased store in a new shopping center, Waterside Shops at Pelican Bay, Naples, Florida.

In January 1993, the Company purchased a 101,000 square foot building and related parking in Briarwood Mall, Ann Arbor, Michigan, and relocated its store operations to that location in September 1993. The Company obtained mortgage financing to fund the purchase and renovation of the Briarwood store and sold its interest in its former downtown store facility.

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

In May 1994, the Company acquired ownership of its styling salon operations, which previously were operated as a leased department. The Company and the former salon operator terminated their License Agreement and the Company purchased the salon assets for cash.

In October 1994, the Company signed a lease for a 120,000 square foot store in a shopping center to be constructed in Leawood, Kansas, a suburb of Kansas City. The store is targeted to open in 1996.

In November 1994, the Company signed a letter of intent to lease an 80,000 square foot store to be constructed in Mizner Park, a mixed-use retail, residential and office development in Boca Raton, Florida. The store is targeted to open in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following financial statements and supplementary financial information are filed as part of this report on pages F-1 through F-17:

       Consolidated Statements of Earnings, Three Fiscal Years Ended January 28, 1995.

       Consolidated Statements of Cash Flows, Three Fiscal Years Ended January 28, 1995.

       Consolidated Balance Sheets, January 28, 1995, January 29, 1994, and January 30, 1993.

       Consolidated Statements of Shareholders' Equity, Three Fiscal years Ended January 28, 1995.

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


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information called for by Part III is incorporated by reference from those portions of the registrant's definitive proxy statement for its 1995 Annual Meeting of Shareholders to be held May 25, 1995, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the following captions:

      "Voting Securities and Principal Holders Thereof" (pages 1-3, inclusive, of the proxy statement).

      "Election of Directors" (pages 3-7, inclusive, thereof).

      "Executive Compensation" (pages 8-10, inclusive, thereof); but excluding from this incorporation by reference everything appearing under the captions "Organization and Compensation Committee Report on Executive Compensation" and "Performance Graph" (pages 11-13, inclusive, thereof).

      For the purpose of stating the aggregate market value of voting stock held by non-affiliates on the cover of this report, the registrant considers that the directors of the registrant, the executive officers listed on pages 9-10 of this report, Marjorie L. Rosenfeld, David A. Rosenfeld, the Jacobson's Retirement Savings and Profit Sharing Plan, the Jacobson Pension Plan, and The Jacobson Stores Foundation are affiliates, and that all other shareholders are non-affiliates. This statement is without prejudice to the classification of any shareholder at other times or for other purposes.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

      (a) The following financial statements, financial statement schedules, and exhibits are filed as part of this report:

                                                                     PAGE
      (1)    FINANCIAL STATEMENTS:

             Consolidated Statements of Earnings, Three              F-1
               Fiscal Years Ended January 28, 1995.

             Consolidated Statements of Cash Flows, Three            F-2
               Fiscal Years Ended January 28, 1995.

             Consolidated Balance Sheets, January 28, 1995,          F-3
               January 29, 1994, and January 30, 1993.

             Consolidated Statements of Shareholders' Equity,        F-4
               Three Fiscal Years Ended January 28, 1995.

             Notes to Consolidated Financial Statements.             F-5/
                                                                     F-13

             Summary of Significant Accounting Policies.             F-14

             Report of Independent Public Accountants.               F-15

             Quarterly Information (Unaudited).                      F-16/
                                                                     F-17


      (2) All schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements or notes thereto or has been omitted as not applicable or not required.

      (3)    EXHIBITS:

             Each management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of this report is indicated by an asterisk (*).

             10(a)* Amendment to Employment Agreement dated March 23, 1994, effective February 1, 1995, between Jacobson Stores Inc. and Paul W. Gilbert

             10(b)* Executive Employment Agreement dated March 22, 1995 between Jacobson Stores Inc. and George P. Kelly

             10(c)* Executive Employment Agreement dated March 24, 1995 between Jacobson Stores Inc. and Robert L. Moles

             10(d)*  1995 Management Incentive Plan

             11      Computation of Earnings per Share

             21      Schedule of Subsidiaries

             23      Consent of Arthur Andersen LLP

             27      Financial Data Schedules


      In addition, the previously-filed exhibits listed below are incorporated herein by reference. (All references are to Securities and Exchange Commission File #0-6319 unless otherwise noted.)

Current                                              Identification of
Exhibit             Description of Exhibit             Prior Filing
- - - - -      - - - - - - - - - - - - - - - - - -   - - - - - - - - - - -

3(a)         Restated Articles of Incorpora-       Exhibit 19(a) to Form
             tion, Jacobson Stores Inc., as        10-Q, Quarter Ended
             amended and restated May 25,          April 29, 1989
             1989

3(b)         Certificate of Designation,           Exhibit 3(a) to Form
             Preferences and Rights of             10-Q, Quarter Ended
             Preferred Stock of Jacobson           October 29, 1988
             Stores Inc.

3(c)         By-laws, Jacobson Stores Inc.,        Exhibit 3(a) to Form
             as amended March 17, 1994             10-K, Year Ended
                                                   January 29, 1994

4(a)         Election under Section 780,           Exhibit 28 to Form
             Michigan Business Corporation         10-Q, Quarter Ended
             Act                                   October 27, 1984

Current                                              Identification of
Exhibit             Description of Exhibit             Prior Filing
- - - - -      - - - - - - - - - - - - - - - - - -   - - - - - - - - - - -

4(b)         Indenture dated as of December        File #33-10532:
             15, 1986 between Jacobson             Exhibit 4(a) to Form
             Stores Inc. and National Bank         S-2 (Amendment No. 1),
             of Detroit, as Trustee                filed December 12,
                                                   1986

4(c)         Rights Agreement dated as of          Exhibit I to Form 8-A
             October 4, 1988 between               and Exhibit 4 to Form
             Jacobson Stores Inc. and              8-K, October 7, 1988;
             Manufacturers National Bank           Exhibit 1 to Amendment
             of Detroit, as Rights Agent;          No. 1 to Form 8-A, May
             Change of Rights Agent,               16, 1989; Exhibit 1 to
             Effective June 1, 1989;               Amendment No. 2 to
             Change of Rights Agent,               Form 8-A, June 9, 1994
             effective May 31, 1994

4(d)         Jacobson Credit Corp.                 Exhibit 4(a) to Form
             $35,000,000 Amended and               10-Q, Quarter Ended
             Restated Revolving Credit             October 24, 1992
             Agreement, dated as of
             November 20, 1992

4(e)         Jacobson Stores Inc.                  Exhibit 4(b) to Form
             $40,000,000 Term Loan                 10-Q, Quarter Ended
             Agreement, dated as of                October 24, 1992
             November 20, 1992

9            Voting and Transfer                   Exhibit 9 to Form
             Restriction Agreement,                10-K, Year Ended
             effective December 31, 1990           January 26, 1991

10(e)*       Employment Agreement dated            Exhibit 10(a) to Form
             March 23, 1994, between               10-K, Year Ended
             Jacobson Stores Inc. and              January 29, 1994
             Mark K. Rosenfeld

10(f)*       Employment Agreement dated            Exhibit 10(b) to Form
             March 23, 1994, between               10-K, Year Ended
             Jacobson Stores Inc. and              January 29, 1994
             Paul W. Gilbert

10(g)*       Employment Agreement dated            Exhibit 10(c) to Form
             March 23, 1994, between               10-K, Year Ended
             Jacobson Stores Inc. and              January 29, 1994
             James B. Fowler

10(h)*       Jacobson Stores Inc. Deferred         Exhibit 10(c) to Form
             Compensation Plan                     10-K, Year Ended
                                                   January 26, 1991

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

      In addition to Exhibits 10(a) to 10(c), inclusive, and 10(e) to 10(g), inclusive, the registrant has employment agreements with three other executive officers, which are not considered material in amount or significance.


      (b) The registrant did not file any report on Form 8-K during the last quarter of the period covered by this report.

      (c) See Item 14(a)(3).

      (d) See Item 14(a)(2).

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 11, 1995             JACOBSON STORES INC.


                                  By: /s/ Mark K. Rosenfeld
                                      ------------------------------
                                      Mark K. Rosenfeld, Chairman
                                        of the Board and Chief
                                        Executive Officer

                                  By: /s/ Paul W. Gilbert
                                      ------------------------------
                                      Paul W. Gilbert, Vice Chairman
                                        of the Board (Principal
                                        Financial Officer)

                                  By: /s/ Timothy J. Spalding
                                      ------------------------------
                                      Timothy J. Spalding, Vice
                                        President and Controller
                                        (Principal Accounting Officer)



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JACOBSON STORES INC.                                    Date


By:  /s/  Mark K. Rosenfeld                        April 11, 1995
   --------------------------------
     Mark K. Rosenfeld, Chairman
       of the Board and Chief
       Executive Officer, and
       Director


By:  /s/  Paul W. Gilbert                          April 11, 1995
   --------------------------------
     Paul W. Gilbert, Vice Chairman
       of the Board, and Director



By:  /s/  James B. Fowler                          April 11, 1995
   --------------------------------
     James B. Fowler, President and
       Director

JACOBSON STORES INC.                                    Date


By:  /s/  Herbert S. Amster                        April 11, 1995
   ---------------------------------
     Herbert S. Amster, Director


By:  /s/  Frank Couzens, Jr.                       April 11, 1995
   ---------------------------------
     Frank Couzens, Jr., Director


By:  /s/  Herman S. Kohlmeyer, Jr.                 April 11, 1995
   ---------------------------------
     Herman S. Kohlmeyer, Jr.,
       Director


By:  /s/  Kathleen McCree Lewis                    April 11, 1995
   ---------------------------------
     Kathleen McCree Lewis, Director


By:  /s/  Patricia Shontz Longe                    April 11, 1995
   ---------------------------------
     Patricia Shontz Longe, Director


By:  /s/  Michael T. Monahan                       April 11, 1995
   ---------------------------------
     Michael T. Monahan, Director


By:  /s/  Philip H. Power                          April 11, 1995
   ---------------------------------
     Philip H. Power, Director


By:  /s/  Richard Z. Rosenfeld                     April 11, 1995
   ---------------------------------
     Richard Z. Rosenfeld, Director


By:  /s/  Robert L. Rosenfeld                      April 11, 1995
   ---------------------------------
     Robert L. Rosenfeld, Director


By:  /s/  James L. Wolohan                         April 11, 1995
   ---------------------------------
     James L. Wolohan, Director

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS


                                                                            Year Ended
                                                            - - - - - - - - - - - - - - - - - - - - - - -
                                                            January 28,     January 29,       January 30,
(in thousands except per share data)                           1995            1994             1993 (1)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
NET SALES.............................................       $409,154         $403,816         $411,631
                                                             --------         --------         --------

COSTS AND EXPENSES:
  Cost of merchandise sold, buying and
    occupancy expenses................................        265,204          266,882          272,962
  Selling, general and administrative
    expenses..........................................        130,039          125,759          125,218
  Interest expense, net...............................          8,027            7,544            7,557
  Gain on sale of property............................           (504)            (979)            --
                                                             --------         --------         --------

       Total costs and expenses.......................        402,766          399,206          405,737
                                                             --------         --------         --------

EARNINGS BEFORE INCOME TAXES..........................          6,388            4,610            5,894

PROVISION FOR INCOME TAXES............................          2,300            1,596            1,984
                                                             --------         --------         --------

NET EARNINGS..........................................       $  4,088         $  3,014         $  3,910
                                                             ========         ========         ========


EARNINGS PER COMMON SHARE:
  Primary and Fully Diluted...........................          $0.71            $0.52            $0.68
                                                                =====            =====            =====

(1)  53 week year.
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The accompanying notes (pages F-5 through F-13) and summary of significant accounting policies (page F-14) are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended
                                                          - - - - - - - - - - - - - - - - - - - - - - - -
                                                            January 28,      January 29,      January 30,
(in thousands)                                                 1995             1994            1993 (1)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings........................................       $  4,088         $  3,014         $  3,910
  Gain on sale of property,
   net of income tax..................................           (333)            (636)             --
  Adjustments to reconcile net earnings to
   cash provided by operating activities:
     Depreciation and amortization....................         10,120            9,404            8,865
     Deferred taxes ..................................          1,462              164            1,047
     Other liabilities................................            (38)             (14)              53
     Change in:
       Receivables from customers, net ...............          1,684            3,791            2,325
       Merchandise inventories........................        (15,080)           4,854           (8,537)
       Prepaid expenses and other assets..............         (1,719)           1,052           (1,300)
       Accounts payable and accrued expenses..........          6,737           (6,021)           2,038
       Accrued income taxes...........................           (924)             695             (717)
                                                             --------         --------         --------
            Net cash provided by
              operating activities....................          5,997           16,303            7,684
                                                             --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property,
    net of income tax.................................            612            2,096              --
  Additions to property and equipment.................        (14,131)         (17,519)          (6,034)
  Other non-current assets............................         (4,044)          (2,840)          (2,347)
                                                             --------         --------         --------
            Net cash used in investing
              activities..............................        (17,563)         (18,263)          (8,381)
                                                             --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt.........................         16,227            8,000           20,000
  Reduction of long-term debt.........................         (4,112)          (5,552)         (13,224)
  Cash dividends paid.................................         (2,890)          (2,890)          (2,890)
  Proceeds from exercise of stock options.............            --               --                 1
                                                             --------         --------         --------
            Net cash provided by (used in)
              financing activities....................          9,225             (442)           3,887
                                                             --------         --------         --------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS......................................         (2,341)          (2,402)           3,190

  Cash and cash equivalents, beginning
    of year...........................................          5,899            8,301            5,111
                                                             --------         --------         --------

CASH AND CASH EQUIVALENTS, END OF YEAR................       $  3,558         $  5,899         $  8,301
                                                             ========         ========         ========

(1)  53 week year.
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

SUPPLEMENTARY CASH FLOW INFORMATION
The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Investing and financing activities not reported in the Consolidated Statements of Cash Flows, because they do not involve cash, include equipment acquired through capital lease obligations of $1,085,000 in 1993 and $1,257,000 in 1992. There were no new capital lease obligations in 1994. Interest paid (net of interest capitalized) was $7,580,000 in 1994, $7,165,000 in 1993 and $7,218,000 in 1992. Income tax payments were $1,977,000 in 1994, $753,000 in
1993 and $1,670,000 in 1992.

The accompanying notes (pages F-5 through F-13) and summary of significant accounting policies (page F-14) are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                                            Year Ended
                                                          - - - - - - - - - - - - - - - - - - - - - - - -
                                                            January 28,      January 29,     January 30,
(in thousands)                                                 1995             1994           1993 (1)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................       $  3,558         $  5,899         $  8,301
  Receivables from customers, net.....................         43,984           45,668           49,459
  Merchandise inventories.............................         95,848           80,768           85,622
  Prepaid expenses and other assets...................          3,639            1,920            2,972
  Deferred taxes......................................          2,190            2,969            3,027
                                                             --------         --------         --------

        Total current assets..........................        149,219          137,224          149,381
                                                             --------         --------         --------

PROPERTY AND EQUIPMENT, NET...........................        100,258           96,526           88,786
                                                             --------         --------         --------
OTHER ASSETS..........................................         19,112           15,068           12,228
                                                             --------         --------         --------
                                                             $268,589         $248,818         $250,395
                                                             ========         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt...................       $  3,865         $  3,971         $  3,371
  Accounts payable....................................         30,606           25,247           30,255
  Accrued expenses....................................         15,112           13,734           14,747
  Accrued income taxes................................           --                924              229
                                                             --------         --------         --------

        Total current liabilities.....................         49,583           43,876           48,602
                                                             --------         --------         --------

LONG-TERM DEBT........................................        120,424          108,203          105,270
                                                             --------         --------         --------
DEFERRED TAXES........................................          8,405            7,722            7,616
                                                             --------         --------         --------
OTHER LIABILITIES.....................................          1,465            1,503            1,517
                                                             --------         --------         --------
SHAREHOLDERS' EQUITY:
  Common stock........................................          5,966            5,966            5,966
  Paid-in surplus.....................................          7,109            7,109            7,109
  Retained earnings...................................         76,036           74,838           74,714
  Treasury stock......................................           (399)            (399)            (399)
                                                             --------         --------         --------

                                                               88,712           87,514           87,390
                                                             --------         --------         --------

                                                             $268,589         $248,818         $250,395
                                                             ========         ========         ========

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The accompanying notes (pages F-5 through F-13) and summary of significant accounting policies (page F-14) are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          Common       Paid-in      Retained       Treasury
(in thousands except number of shares)                    Stock        Surplus      Earnings        Stock
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
BALANCE, January 25, 1992.............................     $5,966       $7,108        $73,694       $(399)


FIFTY-THREE WEEKS ENDED January 30, 1993:
  Net earnings........................................                                  3,910
  Dividends paid, 50 cents per share..................                                 (2,890)
  Exercise of stock options...........................                       1
                                                           ------       ------        -------       ------

BALANCE, January 30, 1993.............................      5,966        7,109         74,714        (399)


FIFTY-TWO WEEKS ENDED January 29, 1994:
  Net earnings........................................                                  3,014
  Dividends paid, 50 cents per share..................                                 (2,890)
                                                           ------       ------        -------       ------

BALANCE, January 29, 1994.............................      5,966        7,109         74,838        (399)


FIFTY-TWO WEEKS ENDED January 28, 1995:
  Net earnings........................................                                  4,088
  Dividends paid, 50 cents per share..................                                 (2,890)
                                                           ------       ------        -------       ------

BALANCE, January 28, 1995.............................     $5,966       $7,109        $76,036       $(399)
                                                           ======       ======        =======       ======

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

PREFERRED STOCK
Authorized 1,000,000 shares, $1 par value; no shares outstanding at January 30, 1993, January 29, 1994 and January 28, 1995.

COMMON STOCK
Authorized 15,000,000 shares, $1 par value; 5,966,221 shares issued at January 30, 1993, January 29, 1994 and January 28, 1995. Shares issued include 187,200 shares in treasury at January 30, 1993, January 29, 1994 and January 28, 1995.


The accompanying notes (pages F-5 through F-13) and summary of significant accounting policies (page F-14) are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TAXES

The provisions for income taxes consisted of:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(in thousands)                                                             1994        1993        1992
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Currently payable.................................................         $  838      $1,432      $  937
Current deferred:
  Alternative minimum tax.........................................            619         314         120
  Expenses deductible for tax purposes only
    at time of payment............................................            160        (256)        420
Non-current deferred:
  Accelerated depreciation........................................            (40)       (574)       (247)
  Additional pension cost deductible for tax purposes.............            734         692         835
  Other timing differences, net...................................            (11)        (12)        (81)
                                                                           ------      ------      ------
                                                                           $2,300      $1,596      $1,984
                                                                           ======      ======      ======

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Income taxes as a percent of earnings before income taxes differed from the statutory Federal income tax rate as follows:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(percent of earnings before income taxes)                                  1994        1993        1992
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Statutory Federal income tax rate.................................         34.0%       34.0%       34.0%
State income tax..................................................          0.2         0.1        (0.6)
Other.............................................................          1.8         0.5         0.3
                                                                           ----        ----        ----
                                                                           36.0%       34.6%       33.7%
                                                                           ====        ====        ====

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes and are classified as current or non-
current in the Consolidated Balance Sheets based on the classification of the assets and liabilities which gave rise to the temporary differences.  The components of the net deferred income tax liability at January 28, 1995, January 29, 1994 and
January 31, 1993 were as follows:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                         January     January     January
(in thousands)                                                             1995        1994        1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Deferred Tax Liabilities:
  Accelerated depreciation........................................         $4,429      $4,475      $4,472
  Additional pension cost deductible for tax purposes.............          4,664       3,930       3,248
  Other...........................................................             88         455         923
                                                                           ------      ------      ------
                                                                            9,181       8,860       8,643
                                                                           ------      ------      ------
Deferred Tax Assets:
  Accrued vacation pay............................................          1,181       1,144       1,106
  Additional inventory capitalized for tax purposes...............          1,086       1,044         930
  Alternative minimum tax credit carry forward....................            --          277         590
  Other...........................................................            699       1,642       1,449
                                                                           ------      ------      ------
                                                                            2,966       4,107       4,075
                                                                           ------      ------      ------
                                                                           $6,215      $4,753      $4,568
                                                                           ======      ======      ======
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Taxes, other than income taxes, were as follows:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(in thousands)                                                             1994        1993        1992
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Payroll taxes.....................................................        $ 7,965     $ 7,167     $ 7,454
Real estate and personal property taxes...........................          4,316       4,134       4,389
Other taxes.......................................................          1,245       1,116       1,349
                                                                          -------     -------     -------
                                                                          $13,526     $12,417     $13,192
                                                                          =======     =======     =======
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -


INTEREST EXPENSE

Components of net interest expense are summarized below:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(in thousands)                                                             1994        1993        1992
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Short-term borrowings.............................................         $  365      $  167      $  291
Real estate obligations...........................................          3,490       3,380       3,986
Long-term debt....................................................          4,054       3,908       2,751
Capital lease obligations.........................................            369         487         587
                                                                           ------      ------      ------
                                                                            8,278       7,942       7,615
Less interest earned on short-term investments....................             95          66          58
Less interest capitalized on properties under
  development.....................................................            156         332         --
                                                                           ------      ------      ------
                                                                           $8,027      $7,544      $7,557
                                                                           ======      ======      ======
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

CUSTOMER CREDIT AND RECEIVABLES

Credit sales under Jacobson credit plans were 44.8% of total sales in 1994, 48.4% in 1993 and 50.7% n 1992. Credit plans consist of option and extended payment accounts.

Revenues and direct costs associated with the Company's credit program are summarized below:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(in thousands)                                                             1994        1993        1992
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Finance charge revenues...........................................         $5,376      $5,660      $5,968
                                                                           ------      ------      ------
Cost of credit operations:
  Credit and collection administration............................          1,394       1,389       1,646
  Allocated interest expense......................................          2,680       1,813       2,015
  Provision for doubtful accounts, net of recoveries..............            544         720       1,116
  Provision (credit) for income taxes.............................            258         591         405
                                                                           ------      ------      ------
                                                                            4,876       4,513       5,182
                                                                           ------      ------      ------
Net income from credit program....................................         $  500      $1,147      $  786
                                                                           ======      ======      ======
   As a percent of credit sales...................................            0.3%        0.6%        0.4%
                                                                             ====        ====        ====
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The finance charge rate assessed under the Company's credit plans has remained unchanged for 1994, 1993 and 1992. Allocated interest expense is computed at the average rate of interest incurred by Jacobson Credit Corp. (the Company's consolidated, wholly-owned finance subsidiary) applied to the average total receivables from customers. The average rate was 6.0% in 1994, 3.8% in 1993 and 4.0% in 1992.

Receivables from customers at year-end were as follows:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                         January     January     January
(in thousands)                                                             1995        1994        1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Receivables from customers........................................       $44,777     $46,498     $50,360
Less reserve for doubtful accounts................................           793         830         901
                                                                         -------     -------     -------
                                                                         $43,984     $45,668     $49,459
                                                                         =======     =======     =======
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Accounts written off, net of recoveries, were $581,000 in 1994, $791,000 in 1993 and $1,115,000 in 1992 (0.32%, 0.40% and 0.53%, respectively, of credit sales).


MERCHANDISE INVENTORIES

All merchandise inventories are valued at cost, which is lower than market, as determined by the retail last-in, first-out (LIFO) method. At year-end, merchandise inventories were as follows:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                      January      January       January
(in thousands)                                                          1995         1994          1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Inventories at first-in, first-out (FIFO) cost....................     $111,336      $100,607     $105,642
Less LIFO reserves................................................       15,488        19,839       20,020
                                                                       --------      --------     --------
                                                                       $ 95,848      $ 80,768     $ 85,622
                                                                       ========      ========     ========
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The change in LIFO reserves from January 1993 to January 1994 includes a $1,400,000 liquidation of most furniture LIFO reserves as a result of the Company's phaseout of furniture departments in six stores in 1993.


PROPERTY AND EQUIPMENT

Property and equipment year-end are set forth below:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                      January      January       January
(in thousands)                                                          1995         1994          1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Land and improvements.............................................     $  9,472      $  9,329     $  9,299
Buildings and improvements........................................       92,663        89,608       82,398
Furniture, fixtures and equipment.................................       44,299        38,870       31,621
Leasehold improvements............................................       10,824         9,211        9,627
Construction in progress..........................................        2,116         1,089        2,405
Capital leases....................................................        9,610        10,403       11,321
                                                                       --------      --------     --------
                                                                        168,984       158,510      146,671
Less accumulated depreciation and amortization....................       68,726        61,984       57,885
                                                                       --------      --------     --------
                                                                       $100,258      $ 96,526     $ 88,786
                                                                       ========      ========     ========
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Depreciation and amortization amounted to $10,120,000 in 1994, $9,404,000 in 1993 and $8,865,000 in 1992.

CAPITAL AND MAINTENANCE EXPENDITURES

Capital expenditures, including amounts under capital leases, for the past three years are summarized below:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                  Stores and Store       Support Facilities
(in thousands)                                     Modernization           and Equipment           Total
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
1994..............................................    $12,359                  $1,772             $14,131
1993..............................................     15,503                   3,101              18,604
1992..............................................      4,350                   2,941               7,291
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Stores and store modernization expenditures include those made for the acquisition of land, buildings and improvements, and related fixtures and equipment for new stores and expansion and re-fixturing of existing stores. Support facilities and equipment expenditures relate to corporate office and distribution centers and other non-store expenditures. Repairs and maintenance expense totalled $1,846,000 in 1994, $1,737,000 in 1993 and $1,630,000 in
1992.


LONG-TERM LEASES

At January 28, 1995, the Company was obligated under non-cancellable long-term leases for certain stores or portions of stores, and for certain fixtures and equipment. Many of the leases contain renewal options. Most require payment of taxes, insurance, and other costs applicable to the property, and some require additional rentals based on percentages of sales.

Future minimum rental commitments (net of rental income) as of January 28, 1995, for all non-cancellable leases which had a remaining term of more than one year were as follows:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                               Operating       Capital
(in thousands)                                                                  Leases         Leases
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
1995.....................................................................        $  4,611        $1,889
1996.....................................................................           4.699           893
1997.....................................................................           4,878           560
1998.....................................................................           5,245           225
1999.....................................................................           5,393           136
Thereafter...............................................................          76,508           136
                                                                                 --------        ------
Total minimum lease payments                                                     $101,334         3,839
                                                                                 ========
Less imputed interest....................................................                           483
                                                                                                 ------
Capital lease obligations, including current
  maturities of $1,684...................................................                        $3,356
                                                                                                 ======
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Capital leases provide the Company with the economic benefits and risks of ownership. These leases are capitalized and treated as installment purchases of depreciable property. Capital leases are included in the balance sheets as property and equipment while the related lease obligations are included in long-term debt. Interest based on these obligations and amortization based on the lease terms are charged to current operations in lieu of rental expense.

All other leases are considered operating leases. Operating leases are accounted for by recording rental expense over the terms of the leases. Additional rentals based on percentages of sales are recorded as rental expense for both capital and operating leases.

Rental expense (net of rental income) was as follows:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(in thousands)                                                          1994         1993          1992
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Buildings and improvements:
  Operating leases:
    Minimum rent..................................................      $3,831       $3,914        $3,496
    Percentage rent...............................................         993        1,013         1,418
  Capital leases:
    Percentage rent...............................................         290          356           295
                                                                        ------       ------        ------
                                                                        $5,114       $5,283        $5,209
                                                                        ======       ======        ======
Fixtures and equipment:
  Operating leases................................................      $  888       $  947        $  922
                                                                        ======       ======        ======
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -


FINANCING

Jacobson Credit Corp. has available an unsecured line of credit of $35,000,000 under a three year Revolving Credit Agreement with two banks. The Agreement provides for either or both of two interest rate alternatives, at the Company's option, which historically are below the prime rate of interest of the lending banks. Borrowings under this Agreement mature on June 30, 1997. On each June 30, this maturity date extends one year unless terminated by written notice. The Agreement requires a facility fee equal to 1/4 of 1% of the line per annum. Compensating balances are not required. There was $3,500,000 outstanding under the Agreement at January 28, 1995.

Revolving Credit Agreement borrowings and interest rates for the past three years were as follows:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(in thousands)                                                          1994         1993          1992
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Maximum amount outstanding........................................      $25,500       $16,500      $30,700
Daily weighted average amount outstanding.........................        6,051         4,393        7,215
Daily weighted average interest rate..............................          6.0%          3.8%         4.0%
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

At year end, long-term debt, less current maturities, consisted of the following:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                      January      January       January
(in thousands)                                                          1995         1994          1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
6-3/4% Convertible Subordinated Debentures due 2011...............     $ 34,500      $ 34,500     $ 34,500
Mortgage notes and collateral trust bonds due
  through 2013, at rates from 6.44% to 9.5%.......................       41,124        40,482       36,039
Unsecured term loan due 2002, at a fixed rate of 7.73%............       20,000        20,000       20,000
Unsecured term loan due 2002, at a variable rate
  below prime.....................................................       10,000           --           --
Industrial development revenue bond obligations,
  due through 2015, at variable rates below prime.................        9,628         9,865       10,509
Notes under revolving credit agreement due 1997, at
  a variable rate below prime.....................................        3,500           --           --
                                                                       --------      --------     --------
                                                                        118,752       104,847      101,048
Capital lease obligations.........................................        1,672         3,356        4,222
                                                                       --------      --------     --------
                                                                       $120,424      $108,203     $105,270
                                                                       ========      ========     ========
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The 6-3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining premiums to December 15, 1996, and thereafter at par. Mandatory annual sinking fund payments of $1,725,000 are required beginning December 15, 1996. At January 28, 1995, 1,056,000 shares of authorized common stock were reserved for conversion.

The Company has a ten-year Term Loan Agreement with two banks which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. The Term Loan Agreement provides for payments of interest only through December 31, 1995, with quarterly principal repayments commencing March 31, 1996. The Company has $20,000,000 outstanding under this facility at January 28, 1995 at a fixed rate of 7.73% and $10,000,000 outstanding at a variable rate below prime.

Loan agreements include, among other things, covenants requiring minimum working capital, minimum net worth and minimum cash flow and restricting capital stock redemptions and dividend payments. Under the most restrictive net worth covenant, at January 28, 1995, $8,205,000 was available for capital stock redemptions and dividend payments.

Aggregate maturities of long-term debt for the next five years are as follows:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                               Capital
                                                             Long-Term          Lease
(in thousands)                                                 Debt          Obligations (1)      Total
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
1995.....................................................      $ 2,181           $1,684           $ 3,865
1996.....................................................        8,253              790             9,043
1997.....................................................       10,788              509            11,297
1998.....................................................        7,683              203             7,886
1999.....................................................        8,204              126             8,330

(1)  Excluding imputed interest.
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Based on the quoted market price of the 6-3/4% Convertible Subordinated Debentures due 2011 and on the current rates offered to the Company for other long-term debt of similar remaining maturities, the estimated fair value of total long-term debt, excluding capital lease obligations, was less than the carrying value by approximately $14,400,000 at January 28, 1995, $5,700,000 at January 29, 1994 and $3,300,000 at January 30, 1993.


ACCRUED EXPENSES

Accrued expenses at year-end were as follows:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                        January      January      January
(in thousands)                                                           1995         1994         1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Wages and vacation pay............................................      $ 6,720       $ 6,272      $ 6,541
Pension...........................................................        1,293         1,100        1,621
Taxes other than income taxes.....................................        2,247         2,310        2,583
Interest..........................................................          927           801          867
Other.............................................................        3,925         3,251        3,135
                                                                        -------       -------      -------

                                                                        $15,112       $13,734      $14,747
                                                                        =======       =======      =======
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

GAIN ON SALE OF PROPERTY

In 1994, the Company sold its Store for the Home in East Lansing, Michigan, at an after-tax gain of $333,000 in connection with its phase out of furniture operations in six stores the previous year. In 1993, the Company relocated its Ann Arbor, Michigan, store operations to the Briarwood Mall and sold its interest in its downtown store facility at an after-tax gain of $636,000.

STOCK OPTIONS

At January 28, 1995, 103,350 shares of Jacobson Stores Inc. common stock were reserved for issuance under a stock option plan adopted in 1983. No more options may be granted under this plan. At January 28, 1995, 37,250 shares of Jacobson Stores Inc. common stock were reserved for issuance under a plan adopted in 1994 and options for an additional 362,750 shares were available for grant to directors and employees.

Option activity for the past three years was as follows:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                           Number            Option Price
                                                                          of Shares           Per Share
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Options outstanding at January 25, 1992...........................          139,425         $14.00 - 25.03

Activity during 1992:
  Granted.........................................................           95,000          13.75 - 16.00
  Exercised.......................................................               80                  14.00
  Expired.........................................................           38,020          14.00 - 25.03
                                                                            -------         --------------
Options outstanding at January 30, 1993...........................          196,325          13.75 - 21.75

Activity during 1993:
  Granted.........................................................            7,000          12.25 - 14.00
  Expired.........................................................           50,165          13.75 - 21.75
                                                                            -------         --------------
Options outstanding at January 29, 1994...........................          153,160          12.25 - 21.75

Activity during 1994:
  Granted.........................................................           37,250                  14.38
  Expired.........................................................           49,810          12.88 - 19.80
                                                                            -------         --------------
Options outstanding at January 28, 1995...........................          140,600         $12.25 - 21.75
                                                                            =======         ==============
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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

RETIREMENT PLANS

The Company has a trusteed non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under the plan are based on a career average pay formula. Service cost and the projected benefit obligation under the projected unit credit actuarial method reflect the impact of estimated increases in compensation on future pension benefits. Unrecognized pension costs and credits, including actuarial gains and losses, are amortized over the average remaining service period of those employees expected to receive pension benefits. Pension expense was $1,354,000 in 1994, $1,160,000 in 1993 and $1,083,000 in 1992. The Company's funding policy satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Pension plan assets are managed by independent investment managers.

Net periodic pension expense, the funded status of the plan, and the related actuarial assumptions for the past three years are as follows:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Components of Net Pension Expense (in thousands)                        1994         1993          1992
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Service cost for benefits earned during the year..................      $2,060       $1,799        $1,639
Interest cost on projected benefit obligation.....................       2,803        2,602         2,394
Actual (return) loss on assets....................................       2,329       (1,365)       (2,337)
Net amortization and deferral.....................................      (5,838)      (1,876)         (613)
                                                                        ------       ------        ------
Net pension expense...............................................      $1,354       $1,160        $1,083
                                                                        ======       ======        ======
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                                      December 31,
                                                                      - - - - - - - - - - - - - - - - - - -
Funded Status (in thousands)                                            1994           1993          1992
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Actuarial present value of accumulated plan benefits:
  Vested..........................................................      $34,242       $33,697      $29,083
  Non-vested......................................................        1,234         1,626        1,569
                                                                        -------       -------      -------
Accumulated benefit obligation....................................      $35,476       $35,323       $30,652
                                                                        =======       =======       =======

Projected benefit obligation......................................      $40,021       $40,957      $35,098
Fair market value of assets.......................................       38,551        39,872       36,970
                                                                        -------       -------      -------
Plan assets in excess of (less than) projected
  benefit obligation..............................................       (1,470)       (1,085)       1,872
Unrecognized net assets at transition.............................         (803)       (1,129)      (1,454)
Unrecognized net loss.............................................       13,247        11,330        6,284
                                                                        -------       -------      -------
Net prepaid pension cost..........................................      $10,974       $ 9,116      $ 6,702
                                                                        =======       =======      =======
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Actuarial Assumptions                                                    1994         1993          1992
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Discount rate:
  Beginning of year...............................................        7.0%         7.5%         8.0%
  End of year.....................................................        8.5          7.0          7.5
Expected return on plan assets....................................        9.0          9.0          9.0
Rate of increase in compensation..................................        5.0          5.0          5.0
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The Company contributed and charged to expense $293,000 in 1994, $339,000 in 1993 and $171,000 in 1992 for multi-employer pension plans. These contributions were determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Under the provisions of the Multi-Employer Pension Plan Amendments Act of 1980, if the Company should substantially or totally withdraw from a multi-employer pension fund, it would be required to continue contributions to such plan to the extent of its portion of the plan's unfunded vested liability. Management has no plans to terminate operations that would subject the Company to such liability.

CONDENSED BALANCE SHEETS

Condensed balance sheets of Jacobson Stores Realty Company, Jacobson Credit Corp. and merchandising operations are shown below:

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                       January      January       January
(in thousands)                                                           1995         1994          1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
JACOBSON STORES REALTY COMPANY

Current assets................................................         $    284      $    159     $    338
Advances to Jacobson Stores Inc...............................           19,902        17,764       19,323
Property and equipment, net...................................           59,057        63,186       56,498
Investments and other assets..................................            3,055         1,146          793
                                                                       --------      --------     --------
     Assets...................................................         $ 82,298      $ 82,255     $ 76,952
                                                                       ========      ========     ========

Current liabilities...........................................         $  3,210      $  3,655     $  3,187
Long-term debt................................................           49,241        50,089       46,324
Other liabilities.............................................            2,821         2,841        3,445
Equity of Jacobson Stores Inc.................................           27,026        25,670       23,996
                                                                       --------      --------     --------
     Liabilities and Equity...................................         $ 82,298      $ 82,255     $ 76,952
                                                                       ========      ========     ========


JACOBSON CREDIT CORP.
Cash..........................................................         $  3,580      $    245     $    212
Advances to Jacobson Stores Inc...............................            8,392         7,993        7,962
                                                                       --------      --------     --------
     Assets...................................................         $ 11,972      $  8,238     $  8,174
                                                                       ========      ========     ========

Current liabilities...........................................         $    127      $     53     $     85
Long-term debt................................................            3,500           --           --
Equity of Jacobson Stores Inc.................................            8,345         8,185        8,089
                                                                       --------      --------     --------
     Liabilities and Equity...................................         $ 11,972      $  8,238     $  8,174
                                                                       ========      ========     ========


JACOBSON STORES INC. (merchandising operations)
Current assets................................................         $146,276      $136,887     $148,908
Property and equipment, net...................................           41,201        33,340       32,288
Investments and other assets..................................           19,517        17,442       15,022
                                                                       --------      --------     --------
     Assets...................................................         $206,994      $187,669     $196,218
                                                                       ========      ========     ========

Current liabilities...........................................         $ 47,165      $ 40,235     $ 45,407
Long-term debt................................................           67,683        58,114       58,946
Other liabilities.............................................            8,409         7,801        7,175
Advances from subsidiaries....................................           28,294        25,757       27,285
Shareholders' equity..........................................           55,443        55,762       57,405
                                                                       --------      --------     --------
     Liabilities and Equity...................................         $206,994      $187,669     $196,218
                                                                       ========      ========     ========
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN ACCOUNTING POLICY. Effective January 31, 1993 (the first day of the 1993 fiscal year), the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Adoption had an immaterial impact on net earnings.

BASIS OF REPORTING. Jacobson Stores Inc. operates specialty department stores in 26 cities in Michigan, Florida, Indiana, Kentucky and Ohio. The consolidated financial statements include the accounts of the Company and two wholly-owned subsidiaries, Jacobson Stores Realty Company and Jacobson Credit Corp. All significant inter-company transactions and balances have been eliminated.

FISCAL YEAR. The Company's fiscal year ends on the last Saturday in January. Fiscal years 1994 and 1993 consisted of 52 weeks and ended January 28, 1995 and January 29, 1994, respectively. Fiscal 1992 consisted of 53 weeks and ended January 30, 1993.

SALES. Sales are net of returns. Restaurant and alteration revenues are reflected as a reduction of cost of merchandise sold. Finance charge revenues are recorded as income when earned and are reflected as a reduction of selling, general and administrative expenses.

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

EARNINGS PER SHARE. Primary earnings per share are computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the year. Weighted average shares outstanding, excluding treasury shares, were 5,779,123 in 1994, 5,779,117 in 1993 and 5,785,187 in 1992. Fully diluted earnings per share are computed based on the additional assumption that the Company's 6-3/4% Convertible Subordinated Debentures due 2011 were converted to common stock at the date of issuance with a corresponding increase in net earnings to reflect reduction in related interest expense, net of income taxes. Weighted average shares outstanding used in the computation of fully diluted earnings per share were 6,835,138 in 1994, 6,835,132 in 1993 and 6,841,188 in 1992.

FINANCIAL INSTRUMENTS. With the exception of long-term debt and shareholders' equity, the Company records all financial instruments, including cash equivalents, receivables from customers and accounts payable, at or in amounts approximating market value.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Jacobson Stores Inc.:

We have audited the accompanying consolidated balance sheets of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of January 28, 1995, January 29, 1994 and January 30, 1993 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Stores Inc. and subsidiaries as of January 28, 1995, January 29, 1994 and January 30, 1993 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1995, in conformity with generally accepted accounting principles.

As explained in the Notes to Consolidated Financial Statements, effective January 31, 1993, the Company changed its method of accounting for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes."





                           /s/ ARTHUR ANDERSEN LLP
                           -----------------------


Detroit, Michigan

March 3, 1995

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                      QUARTERLY INFORMATION (unaudited)


OPERATING RESULTS
The unaudited quarterly operating results shown below were prepared using the same accounting policies that are applied to the annual data.

- ---------------------------------------------------------------------------------------------------
                                                                            Quarter
                                                          -----------------------------------------
(in thousands, except per share data)                      First    Second      Third       Fourth
- ---------------------------------------------------------------------------------------------------
1994
Net sales.............................................    $97,494   $89,917    $86,501    $135,242
Cost of merchandise sold, buying and occupancy
  expenses............................................     62,974    63,529     55,509      83,192
Selling, general and administrative expenses..........     31,448    30,632     31,843      36,116
Interest expense, net.................................      1,858     1,899      1,942       2,328
Gain on sale of property..............................       (504)    --         --          --
Earnings (loss) before income taxes...................      1,718    (6,143)    (2,793)     13,606
Net earnings (loss)...................................      1,117    (3,993)    (1,816)      8,780
Earnings (loss) per share:
  Primary.............................................       $.19     $(.69)     $(.31)      $1.52
  Fully diluted.......................................        .19      (.69)      (.31)       1.34

1993
Net sales.............................................    $96,063   $88,049    $90,436    $129,268
Cost of merchandise sold, buying and occupancy
  expenses............................................     62,187    62,856     56,351      85,488
Selling, general and administrative expenses..........     31,276    29,726     31,355      33,402
Interest expense, net.................................      1,945     1,875      1,885       1,839
Gain on sale of property..............................       --        --         (979)       --
Earnings (loss) before income taxes...................        655    (6,408)     1,824       8,539
Net earnings (loss)...................................        426    (4,166)     1,186       5,568
Earnings (loss) per share:
  Primary.............................................       $.07     $(.72)      $.21        $.96
  Fully diluted.......................................        .07      (.72)       .21         .87

1992 (1)
Net sales.............................................    $91,574   $89,643    $88,012    $142,402
Cost of merchandise sold, buying and occupancy
  expenses............................................     58,635    64,724     55,540      94,063
Selling, general and administrative expenses..........     29,048    28,165     30,478      37,527
Interest expense, net.................................      1,869     1,746      1,763       2,179
Earnings (loss) before income taxes...................      2,022    (4,992)       231       8,633
Net earnings (loss)...................................      1,314    (3,244)       150       5,690
Earnings (loss) per share:
  Primary.............................................       $.23     $(.56)      $.03        $.98
  Fully diluted.......................................        .23      (.56)       .03         .89

(1)  53 week year
- --------------------------------------------------------------------------------------------------

The Company's business is seasonal in nature. Traditionally, a higher proportion of sales and net earnings is generated in the fourth quarter (which includes the Christmas season). The anticipated effective annual tax rate is used to compute income taxes on a quarterly basis. The gross margins used in calculating cost of goods sold for interim periods include an allocation of the estimated annual LIFO provision, which cannot be determined precisely until the year-end inventory value is known and the Bureau of Labor Statistics Department Store Index is published in late February.

The impact of LIFO on earnings per share as it was reported and as it would have been had the actual charge (credit) been known when the quarterly allocations were made is shown below.

- -----------------------------------------------------------------------------
                      As Reported                     As Reallocated
              ---------------------------      ------------------------------
  Quarter      1994      1993       1992        1994        1993      1992
- -----------------------------------------------------------------------------
    1st        $.07     $ .08      $ .07        $(.12)     $ .03     $(.01)
    2nd         .03      (.09)       .07         (.11)      (.12)      -
    3rd         .05       .07        .07         (.11)       .03       -
    4th        (.65)     (.08)      (.23)        (.16)       .04      (.01)
              -----     -----      -----        -----      -----     -----
              $(.50)    $(.02)     $(.02)       $(.50)     $(.02)    $(.02)
              =====     =====      =====        =====      =====     =====
- -----------------------------------------------------------------------------

                              INDEX OF EXHIBITS

Exhibit

      Each management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of this report is indicated by an asterisk (*).

10(a)* Amendment to Employment Agreement dated March 23, 1994, effective February 1, 1995, between Jacobson Stores Inc. and Paul W. Gilbert

10(b)* Executive Employment Agreement dated March 22, 1995 between Jacobson Stores Inc. and George P. Kelly

10(c)* Executive Employment Agreement dated March 24, 1995 between Jacobson Stores Inc. and Robert L. Moles

10(d)*        1995 Management Incentive Plan

11            Computation of Earnings per Share

21            Schedule of Subsidiaries

23            Consent of Arthur Andersen LLP

27            Financial Data Schedules

      In addition, the previously-filed exhibits listed below are incorporated herein by reference. (All references are to Securities and Exchange Commission File #0-6319 unless otherwise noted.)

Current                                             Identification of
Exhibit          Description of Exhibit               Prior Filing


3(a)         Restated Articles of Incorpora-      Exhibit 19(a) to Form
             tion, Jacobson Stores Inc., as       10-Q, Quarter Ended
             amended and restated May 25,         April 29, 1989
             1989

3(b)         Certificate of Designation,          Exhibit 3(a) to Form
             Preferences and Rights of            10-Q, Quarter Ended
             Preferred Stock of Jacobson          October 29, 1988
             Stores Inc.

3(c)         By-laws, Jacobson Stores Inc.,       Exhibit 3(a) to Form
             as amended March 17, 1994            10-K, Year Ended
                                                  January 29, 1994

4(a)         Election under Section 780,          Exhibit 28 to Form
             Michigan Business Corporation        10-Q, Quarter Ended
             Act                                  October 27, 1984

Current                                             Identification of
Exhibit          Description of Exhibit               Prior Filing

4(b)         Indenture dated as of                File #33-10532:
             December 15, 1986 between            Exhibit 4(a) to Form
             Jacobson Stores Inc. and             S-2 (Amendment No. 1),
             National Bank of Detroit,            filed December 12,
             as Trustee                           1986

4(c)         Rights Agreement dated as            Exhibit I to Form 8-A
             of October 4, 1988 between           and Exhibit 4 to Form
             Jacobson Stores Inc. and             8-K, October 7, 1988;
             Manufacturers National Bank          Exhibit 1 to Amendment
             of Detroit, as Rights Agent;         No. 1 to Form 8-A, May
             Change of Rights Agent,              16, 1989; Exhibit 1 to
             effective June 1, 1989;              Amendment No. 2 to
             Change of Rights Agent,              Form 8-A, June 9, 1994
             effective May 31, 1994

4(d)         Jacobson Credit Corp.                Exhibit 4(a) to Form
             $35,000,000 Amended and              10-Q, Quarter Ended
             Restated Revolving Credit            October 24, 1992
             Agreement, dated as of
             November 20, 1992

4(e)         Jacobson Stores Inc.                 Exhibit 4(b) to Form
             $40,000,000 Term Loan                10-Q, Quarter Ended
             Agreement, dated as of               October 24, 1992
             November 20, 1992

9            Voting and Transfer                  Exhibit 9 to Form
             Restriction Agreement,               10-K, Year Ended
             effective December 31, 1990          January 26, 1991

10(e)*       Employment Agreement dated           Exhibit 10(a) to Form
             March 23, 1994, between              10-K, Year Ended
             Jacobson Stores Inc. and             January 29, 1994
             Mark K. Rosenfeld

10(f)*       Employment Agreement dated           Exhibit 10(b) to Form
             March 23, 1994, between              10-K, Year Ended
             Jacobson Stores Inc. and             January 29, 1994
             Paul W. Gilbert

10(g)*       Employment Agreement dated           Exhibit 10(c) to Form
             March 23, 1994, between              10-K, Year Ended
             Jacobson Stores Inc. and             January 29, 1994
             James B. Fowler

10(h)*       Jacobson Stores Inc. Deferred        Exhibit 10(c) to Form
             Compensation Plan                    10-K, Year Ended
                                                  January 26, 1991

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


      In addition to Exhibits 10(a) to 10(c), inclusive, and 10(e) to 10(g), inclusive, the registrant has employment agreements with three other executive officers, which are not considered material in amount or significance.