Form 10-Q
period 1995-04-29
JACOBSON STORES INC
filed 1995-06-09
CIK 53025

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended April 29, 1995

                        Commission file number 0-6319


                             JACOBSON STORES INC.
            (Exact name of registrant as specified in its charter)


                  Michigan                                   38-0686330
(State or other jurisdiction of incorporation              (IRS Employer
              or organization)                         Identification Number)

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

                         Common Stock ($1 Par Value):
                   5,779,021 Shares Outstanding, excluding
            187,200 shares held in treasury, as of April 29, 1995

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                  FORM 10-Q

                       For Quarter Ended April 29, 1995

                                    INDEX


                                                                                    Page
PART I:  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 .  Consolidated Balance Sheets - April 29, 1995 and
                    January 28, 1995                                                   1

                 .  Consolidated Statements of Earnings - Thirteen Week Periods
                    Ended April 29, 1995 and April 30, 1994                            2

                 .  Consolidated Statements of Cash Flows - Thirteen Week
                    Periods Ended April 29, 1995 and April 30, 1994                    3

                 .  Notes to Consolidated Financial Statements                         4

                 Review by Independent Public Accountants                             12

                 Exhibit:

                 .  Report of Independent Public Accountants                          13

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                        14


PART II:  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                                     18


           All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                            19

INDEX OF EXHIBITS

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)


                                                                   April 29,     January 28,
                    ASSETS                                           1995            1995
                                                                 ------------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                                      $   4,128       $   3,558
   Receivables from customers, net                                   38,350          43,984
   Merchandise inventories                                          102,348          95,848
   Prepaid expenses and other assets                                  2,531           3,639
   Deferred taxes                                                     2,190           2,190
                                                                  ---------       ---------
          Total current assets                                      149,547         149,219
                                                                  ---------       ---------
PROPERTY AND EQUIPMENT, NET                                          98,992         100,258
                                                                  ---------       ---------
OTHER ASSETS                                                         19,701          19,112
                                                                  ---------       ---------
                                                                  $ 268,240       $ 268,589
                                                                  =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                              $   4,468       $   3,865
   Accounts payable                                                  29,038          30,606
   Accrued expenses                                                  13,333          15,112
                                                                  ---------       ---------
          Total current liabilities                                  46,839          49,583
                                                                  ---------       ---------
LONG-TERM DEBT                                                      123,151         120,424
                                                                  ---------       ---------
DEFERRED TAXES                                                        8,405           8,405
                                                                  ---------       ---------
OTHER LIABILITIES                                                     1,683           1,465
                                                                  ---------       ---------
SHAREHOLDERS' EQUITY:
   Common stock                                                       5,966           5,966
   Paid-in surplus                                                    7,109           7,109
   Retained earnings                                                 75,486          76,036
   Treasury stock                                                      (399)           (399)
                                                                  ---------       ---------
                                                                     88,162          88,712
                                                                  ---------       ---------
                                                                  $ 268,240       $ 268,589
                                                                  =========       =========

       The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF EARNINGS
              (in thousands except per share and dividend data)
                                 (unaudited)



                                                                    Thirteen Weeks Ended
                                                                ---------------------------
                                                                  April 29,       April 30,
                                                                    1995            1994
                                                                 ----------       ---------

NET SALES                                                          $100,298        $ 97,494
                                                                   --------        --------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and occupancy
     expenses                                                        64,826          62,974
   Selling, general and administrative expenses                      33,000          31,448
   Interest expense, net                                              2,208           1,858
   Gain on sale of property                                            -               (504)
                                                                   --------        --------

          Total costs and expenses                                  100,034          95,776
                                                                   --------        --------

EARNINGS BEFORE INCOME TAXES                                            264           1,718

PROVISION FOR INCOME TAXES                                               92             601
                                                                   --------        --------

NET EARNINGS                                                       $    172        $  1,117
                                                                   ========        ========



EARNINGS PER COMMON SHARE:
   Primary and fully diluted                                         $ 0.03          $ 0.19
                                                                     ======          ======


CASH DIVIDENDS PER SHARE                                             $ 0.12 1/2      $ 0.12 1/2
                                                                     ======          ======


       The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                         Thirteen Weeks Ended
                                                                       ------------------------
                                                                        April 29,     April 30,
                                                                          1995          1994
                                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                           $   172       $ 1,117
  Gain on sale of property, net of income tax                                -            (333)
  Adjustments to reconcile net earnings to
    cash provided by operating activities:
      Depreciation and amortization                                        2,549         2,473
      Other liabilities                                                      218            (3)

      Change in:
        Receivables from customers, net                                    5,634         5,169
        Merchandise inventories                                           (6,500)       (2,960)
        Prepaid expenses and other assets                                  1,108           129
        Accounts payable and accrued expenses                             (3,347)        1,055
        Accrued income taxes                                                 -            (314)
                                                                         -------       -------

             Net cash provided by (used in) operating activities            (166)        6,333
                                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, net of income tax                          -             612
  Additions to property and equipment                                     (1,283)       (3,040)
  Other non-current assets                                                  (589)       (2,482)
                                                                         -------       -------

             Net cash used in investing activities                        (1,872)       (4,910)
                                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt                                              4,200         1,700
  Reduction of long-term debt                                               (870)         (802)
  Cash dividends paid                                                       (722)         (722)
                                                                         -------       -------

             Net cash provided by financing activities                     2,608           176
                                                                         -------       -------

INCREASE IN CASH AND CASH EQUIVALENTS                                        570         1,599

       Cash and cash equivalents, beginning of period                      3,558         5,899
                                                                         -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 4,128       $ 7,498
                                                                         =======       =======


       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 29, 1995





       The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods.

       Because of the nature of the specialty department store business, the results for the thirteen week periods ended April 29, 1995 and April 30, 1994 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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


                       For Quarter Ended April 29, 1995




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


                       For Quarter Ended April 29, 1995



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

(2)    CUSTOMER CREDIT AND RECEIVABLES

       Receivables from customers were as follows:

                                                         April 29,    January 28,
              (in thousands)                               1995           1995
             -------------------------------------------------------------------

              Receivables from customers                  $39,135      $44,777
              Less reserve for doubtful accounts              785          793
                                                          -------      -------
                                                          $38,350      $43,984
                                                          =======      =======

(3)           MERCHANDISE INVENTORIES
              Merchandise inventories were as follows:

                                                         April 29,    January 28,
              (in thousands)                               1995           1995
              -------------------------------------------------------------------
              Inventories at first-in, first-out
                 (FIFO) cost                              $118,327     $111,336
              Less LIFO reserves                            15,979       15,488
                                                          --------     --------
                                                          $102,348     $ 95,848
                                                          ========     ========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 29, 1995




(4)     PROPERTY AND EQUIPMENT

        Property and equipment are set forth below:

                                                         April 29,    January 28,
              (in thousands)                               1995           1995
             -------------------------------------------------------------------
              Land and improvements                     $   9,441     $  9,472
              Buildings and improvements                   90,775       92,663
              Furniture, fixtures & equipment              44,182       44,299
              Leasehold improvements                       10,835       10,824
              Construction in progress                      2,817        2,116
              Capital leases                                9,610        9,610
                                                        ---------     --------
                                                          167,660      168,984
              Less accumulated depreciation
                and amortization                           68,668       68,726
                                                        ---------     --------
                                                        $  98,992     $100,258
                                                        =========     ========

(5)    LONG-TERM LEASES

       The Company is obligated under non-cancelable long-term leases for certain stores or portions of stores, and for certain fixtures and equipment. Many of the leases contain renewal options. Most require payment of taxes, insurance, and other costs applicable to the property, and some require additional rentals based on percentages of sales.

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

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 29, 1995





(6)    FINANCING

       Jacobson Credit Corp. has available an unsecured line of credit of $35,000,000 under a three year Revolving Credit Agreement with two banks. The Agreement provides for either or both of two interest rate alternatives, at the Company's option, which historically are below the prime rate of interest of the lending banks. Borrowings under this Agreement mature on June 30, 1997. On each June 30, this maturity date extends one year unless terminated by written notice. The Agreement requires a facility fee equal to 1/4 of 1% of the line per annum. Compensating balances are not required. There was $7,700,000 outstanding under the Agreement at April 29, 1995.

       The 6-3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining premiums to December 15, 1996, and thereafter at par. Mandatory annual sinking fund payments of $1,725,000 are required beginning December 15, 1996. At April 29, 1995, 1,056,000 shares of authorized common stock were reserved for conversion.

       The Company has a 10-year Term Loan Agreement with two banks which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. The Term Loan Agreement provides for payments of interest only through December 31, 1995, with quarterly principal repayments commencing March 31, 1996. The Company has $20,000,000 outstanding under this facility at April 29, 1995, at a fixed rate of 7.73% and $10,000,000 outstanding at a variable rate below prime.

       Loan agreements include, among other things, covenants requiring minimum working capital, minimum net worth and minimum cash flow and restricting capital stock redemptions and dividend payments.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 29, 1995





       Long-term debt, less current maturities, consisted of the following:

                                                                 April 29,    January 28,
         (in thousands)                                            1995          1995
        --------------------------------------------------------------------------------
         6-3/4% Convertible Subordinated Debentures
            due 2011                                             $ 34,500     $ 34,500
         Mortgage notes and collateral trust bonds due
            through 2013, at rates from 6.44% to 9.5%              39,670       41,124
         Unsecured term loan due 2002, at a fixed rate
            of 7.73%                                               20,000       20,000
         Unsecured term loan due 2002, at a variable
            rate below prime                                       10,000       10,000
         Industrial development revenue bond obligations,
            due through 2015, at variable rates below prime         9,621        9,628
         Notes under revolving credit agreement due
            1997, at a variable rate below prime                    7,700        3,500
                                                                 --------     --------
                                                                  121,491      118,752
         Capital lease obligations                                  1,660        1,672
                                                                 --------     --------
                                                                 $123,151     $120,424
                                                                 ========     ========

(7)    ACCRUED EXPENSES

       Accrued expenses were as follows:

                                                         April 29,     January 28,
              (in thousands)                               1995           1995
             -------------------------------------------------------------------
              Wages and vacation pay                     $  6,151     $  6,720
              Pension                                         395        1,293
              Taxes, other than income taxes                1,825        2,247
              Interest                                      1,541          927
              Other                                         3,421        3,925
                                                         --------     --------
                                                         $ 13,333     $ 15,112
                                                         ========     ========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 29, 1995




(8)    STOCK OPTIONS

       At April 29, 1995, 103,100 shares of Jacobson Stores Inc. common stock were reserved for issuance under a stock option plan adopted in 1983. No more options may be granted under this plan. At April 29, 1995, 137,250 shares of Jacobson Stores Inc. common stock were reserved for issuance under a plan adopted in 1994 and options for an additional 262,750 shares were available for grant to directors and employees.

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


                       For Quarter Ended April 29, 1995






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

       Investing and financing activities not reported in the Consolidated Statements of Cash Flows, because they do not involve cash, include equipment acquired through capital lease obligations. There were no new capital lease obligations in the thirteen weeks this year or in 1994.

       Interest paid (net of interest capitalized) totalled $1,665,000 and $1,246,000 for the thirteen week periods ended April 29, 1995 and April 30, 1994, respectively. Income tax payments totalled $2,000 and $918,000 for the thirteen week periods ended April 29, 1995 and April 30, 1994, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 29, 1995






       REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

       Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirteen week period ended April 29, 1995. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                                                       EXHIBIT

                                    EXHIBIT
                             ARTHUR ANDERSEN LLP





                   Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of April 29, 1995 and the related condensed consolidated statements of earnings and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Jacobson Stores Inc. and subsidiaries as of January 28, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated March 3, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
May 11, 1995

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 29, 1995




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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED APRIL 29, 1995 TO THIRTEEN WEEKS ENDED APRIL 30, 1994

     Sales for the quarter ended April 29, 1995, totalled $100,298,000, an increase of 2.9% from 1994. Comparable store sales decreased 1.1%.

     The cost of merchandise sold, buying and occupancy expenses, expressed as a percentage of sales, totalled 64.6% for the quarter in both years, as a higher markup and lower LIFO provision were offset by increased markdowns in the 1995 period.

     Selling, general and administrative expenses, expressed as a percentage of sales, increased to 32.9% in the quarter from 32.3% in 1994. The increase is due primarily to first-year costs associated with a new store opened in Louisville, Kentucky, in fall 1994.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 29, 1995




     Interest expense, expressed as a percentage of sales, increased to 2.2% for the quarter from 1.9% one year ago, reflecting primarily increased borrowings on the term loan and revolving credit facilities.

     The estimated effective annual income tax rate was 35% in both years and includes estimated provisions for Federal, State and local income taxes.

     1995 net earnings for the thirteen weeks totalled $172,000 or 3 cents per common share compared to $1,117,000 or 19 cents per share in the same period last year. As a percentage of sales, net earnings were 0.2% in 1995 as compared to 1.1% in 1994.

     Net earnings for the thirteen weeks in 1994 included an after-tax gain on sale of property of $333,000 or 5 cents per share.

b.   LIQUIDITY AND CAPITAL RESOURCES

     At April 29, 1995, the Company's current ratio was 3.19 to 1 and working capital totalled $102,708,000, including $4,128,000 of cash and cash equivalents. At January 28, 1995, the current ratio was 3.01 to 1 and working capital totalled $99,636,000, including $3,558,000 of cash and cash equivalents.

     The Company utilizes cash flows from operations and short-term borrowings to fund its seasonal working capital needs. To support its seasonal requirements, the Company maintains a $35,000,000 unsecured revolving credit line through Jacobson Credit Corp. This facility provides for either or both of two interest rate alternatives. At April 29, 1995, borrowings under this facility totalled $7,700,000. The Company also maintains a 10-year term loan facility which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. At April 29, 1995, the Company had borrowed $30,000,000 under this facility. These facilities provide sufficient capacity to fund present and anticipated working capital requirements.

     A part of the Company's financial strategy is to own, or obtain long-term leases of its properties. Capital expenditures to modernize and refixture existing stores and support facilities generally are financed with internally generated funds. New stores and major expansion projects generally are financed by first mortgages or comparable financing through Jacobson Stores Realty Company, or through long-term leases. Future expansion is expected to be financed in a similar manner.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 29, 1995



c.   CASH FLOWS

     Cash and cash equivalents increased $570,000 in the thirteen weeks ended April 29, 1995 compared to an increase of $1,599,000 in the thirteen weeks ended April 30, 1994. Cash flows are impacted by operating, investing and financing activities. In the thirteen weeks this year, operating activities used $166,000 of cash, compared to $6,333,000 of cash provided in 1994. The decrease in 1995 versus 1994 reflects primarily increases in inventory levels.

     Investing activities used cash of $1,872,000 in the thirteen weeks this year compared to $4,910,000 in 1994. Investing activities included capital expenditures for the acquisition and fixturing of new stores, and expansion, modernization and refixturing of existing stores and support facilities totalling $1,283,000 in the quarter in 1995 compared to $3,040,000 last year. In addition, the Company incurs capital lease obligations (not included in cash investing activities above) primarily for computer hardware and related software. There were no new capital lease obligations to-date this year or last year.

     Financing activities provided cash of $2,608,000 in the thirteen weeks this year compared to $176,000 last year. In the quarter this year, the Company borrowed an additional $4,200,000 under its revolving credit line and used $870,000 of cash to service current maturities of long-term debt. In the same period last year, the Company obtained $1,700,000 in first mortgage financing and used $802,000 of cash to service current maturities of long-term debt. The Company paid common stock dividends of $722,000 in each thirteen week period in 1995 and 1994.

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

                       For Quarter Ended April 29, 1995







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

     In October 1994, the Company signed a lease for a 120,000 square foot store in a shopping center to be constructed in Leawood, Kansas, a suburb of Kansas City. The store is targeted to open in the Spring 1996.

     Subsequent to the close of the quarter covered by this report, in May 1995, the Company signed a lease for an 80,000 square foot store to be constructed in Mizner Park, a mixed-use retail, residential and office development in Boca Raton, Florida. The store is targeted to open in the Fall 1996.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          PART II: OTHER INFORMATION

                       For Quarter Ended April 29, 1995







ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          11    Computation of Earnings Per Share

          15    Letter from Independent Public Accountants

          27    Financial Data Schedule

All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       For Quarter Ended April 29, 1995





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JACOBSON STORES INC.
                                          ---------------------
                                               (Registrant)



Date:    June 9, 1995             BY:     /s/  Mark K. Rosenfeld
                                          -------------------------
                                          MARK K. ROSENFELD
                                          Chairman of the Board and Chief
                                          Executive Officer



Date:    June 9, 1995             BY:      /s/  Paul W. Gilbert
                                          ----------------------
                                          PAUL W. GILBERT
                                          Vice Chairman of the Board
                                          (Principal Financial Officer)

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