Form 10-Q
period 1995-07-29
JACOBSON STORES INC
filed 1995-09-08
CIK 53025

FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended July 29, 1995

                   Commission file number            0-6319


                             JACOBSON STORES INC.
            (Exact name of registrant as specified in its charter)


               Michigan                              38-0686330
    (State or other jurisdiction of      (IRS Employer Identification Number)
     incorporation or organization)

                  3333 Sargent Road, Jackson, Michigan 49201
         (Address of principal executive offices, including zip code)

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

                         Common Stock ($1 Par Value):
                  5,779,021-2/3 Shares Outstanding, excluding
             187,200 shares held in treasury, as of July 29, 1995

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                   FORM 10-Q

                        For Quarter Ended July 29, 1995


                                     INDEX


                                                                           Page
PART I:  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 *  Consolidated Balance Sheets - July 29, 1995 and
                    January 28, 1995                                          1

                 * Consolidated Statements of Earnings - Thirteen and Twenty-Six Week Periods Ended July 29, 1995 and
                    July 30, 1994                                             2

                 * Consolidated Statements of Cash Flows - Thirteen and Twenty-Six Week Periods Ended July 29, 1995 and
                    July 30, 1994                                             3

                 *  Notes to Consolidated Financial Statements                4

                 Review by Independent Public Accountants                    12

                 Exhibit:

                 *  Report of Independent Public Accountants                 13

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               14


PART II:  OTHER INFORMATION

        Item 2.  Changes in Securities                                       18
        Item 4.  Submission of Matters to a Vote of Security Holders         18
        Item 6.  Exhibits and Reports on Form 8-K                            19

All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                   20

INDEX OF EXHIBITS

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)


                                                     July 29,       January 28,
             ASSETS                                    1995            1995
                                                    ---------       ---------
CURRENT ASSETS:
   Cash and cash equivalents                        $   7,024       $   3,558
   Receivables from customers, net                     36,513          43,984
   Merchandise inventories                             84,842          95,848
   Prepaid expenses and other assets                    5,319           3,639
   Deferred taxes                                       2,190           2,190
                                                    ---------       ---------
          Total current assets                        135,888         149,219
                                                    ---------       ---------
PROPERTY AND EQUIPMENT, NET                            98,838         100,258
                                                    ---------       ---------
OTHER ASSETS                                           19,585          19,112
                                                    ---------       ---------
                                                    $ 254,311       $ 268,589
                                                    =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                $   5,028       $   3,865
   Accounts payable                                    28,508          30,606
   Accrued expenses                                    14,330          15,112
                                                    ---------       ---------
          Total current liabilities                    47,866          49,583
                                                    ---------       ---------
LONG-TERM DEBT                                        114,023         120,424
                                                    ---------       ---------
DEFERRED TAXES                                          8,405           8,405
                                                    ---------       ---------
OTHER LIABILITIES                                       1,898           1,465
                                                    ---------       ---------
SHAREHOLDERS' EQUITY:
   Common stock                                         5,966           5,966
   Paid-in surplus                                      7,109           7,109
   Retained earnings                                   69,443          76,036
   Treasury stock                                        (399)           (399)
                                                    ---------       ---------
                                                       82,119          88,712
                                                    ---------       ---------
                                                    $ 254,311       $ 268,589
                                                    =========       =========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands except per share and dividend data)
                                  (unaudited)



                                            Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                           ----------------------     -----------------------
                                            July 29,     July 30,      July 29,      July 30,
                                              1995         1994          1995          1994
                                           ---------     --------     ---------     ---------
NET SALES, including leased departments    $  93,099     $ 89,917     $ 193,397     $ 187,411
                                           ---------     --------     ---------     ---------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
      occupancy expenses                      67,438       63,529       132,264       126,503
   Selling, general and administrative
      expenses                                31,665       30,632        64,665        62,080
   Interest expense, net                       2,182        1,899         4,390         3,757
   Gain on sale of property                       --           --            --          (504)
                                           ---------     --------     ---------     ---------

          Total costs and expenses           101,285       96,060       201,319       191,836
                                           ---------     --------     ---------     ---------

EARNINGS (LOSS) BEFORE
  INCOME TAXES                                (8,186)      (6,143)       (7,922)       (4,425)

PROVISION (CREDIT) FOR
  INCOME TAXES                                (2,865)      (2,150)       (2,773)       (1,549)
                                           ---------     --------     ---------     ---------

NET EARNINGS (LOSS)                        $  (5,321)    $ (3,993)    $  (5,149)    $  (2,876)
                                           =========     ========     =========     =========



EARNINGS (LOSS) PER COMMON SHARE:
   Primary and fully diluted               $   (0.92)    $  (0.69)    $   (0.89)    $   (0.50)
                                           =========     ========     =========     =========


CASH DIVIDENDS PER SHARE                   $   0.125     $  0.125     $    0.25     $    0.25
                                           =========     ========     =========     =========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                         Twenty-Six Weeks Ended
                                                         ----------------------
                                                          July 29,     July 30,
                                                            1995         1994
                                                          --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                     $ (5,149)    $(2,876)
  Gain on sale of property, net of income tax                   --        (333)
  Adjustments to reconcile net earnings (loss)
    to cash provided by operating activities:
      Depreciation and amortization                          5,098       4,942
      Other liabilities                                        433         (10)

      Change in:
        Receivables from customers, net                      7,471       7,037
        Merchandise inventories                             11,006       2,775
        Prepaid expenses and other assets                   (1,680)     (2,656)
        Accounts payable and accrued expenses               (2,880)      1,067
        Accrued income taxes                                    --        (924)
                                                          --------     -------

             Net cash provided by operating activities      14,299       9,022
                                                          --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, net of income tax             --         612
  Additions to property and equipment                       (3,678)     (7,025)
  Other non-current assets                                    (473)     (2,976)
                                                          --------     -------

             Net cash used in investing activities          (4,151)     (9,389)
                                                          --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt                                   --       2,737
  Reduction of long-term debt                               (5,238)     (2,045)
  Cash dividends paid                                       (1,444)     (1,444)
                                                          --------     -------

             Net cash used in financing activities          (6,682)       (752)
                                                          --------     -------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                3,466      (1,119)

       Cash and cash equivalents, beginning of period        3,558       5,899
                                                          --------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  7,024     $ 4,780
                                                          ========     =======

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                        For Quarter Ended July 29, 1995




       The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

       Because of the nature of the specialty department store business, the results for the twenty-six week periods ended July 29, 1995 and July 30, 1994 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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


                        For Quarter Ended July 29, 1995




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


                        For Quarter Ended July 29, 1995




       INCOME TAXES

       Deferred income taxes result from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements and are adjusted for changes in tax laws and rates.

       EARNINGS PER SHARE

       Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Weighted average shares outstanding were 5,783,000 and 5,779,000 for the quarters ended July 29, 1995 and July 30, 1994, respectively, and were 5,783,000 and 5,779,000 for the six month periods ended July 29, 1995 and July 30, 1994, respectively.

       Fully diluted earnings per share are computed based on the additional assumption that the Company's 6-3/4% Convertible Subordinated Debentures due 2011 were converted to common stock at the date of issuance with a corresponding increase in net earnings to reflect a reduction in related interest expense, net of income taxes. Weighted average shares outstanding used in the computation of fully-diluted earnings per share were 6,840,000 and 6,835,000 for the quarters ended July 29, 1995 and July 30, 1994, respectively, and were 6,839,000 and 6,835,000 for the six month periods ended July 29, 1995 and July 30, 1994, respectively.


(2)    CUSTOMER CREDIT AND RECEIVABLES

       Receivables from customers were as follows:

                                                        July 29,     January 28,
              (in thousands)                              1995          1995
              ------------------------------------------------------------------
              Receivables from customers                $ 37,213      $ 44,777
              Less reserve for doubtful accounts             700           793
                                                        --------      --------
                                                        $ 36,513      $ 43,984
                                                        ========      ========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                        For Quarter Ended July 29, 1995




(3)    MERCHANDISE INVENTORIES

       Merchandise inventories were as follows:

                                                       July 29,     January 28,
              (in thousands)                             1995          1995
              -----------------------------------------------------------------
              Inventories at first-in, first-out
                 (FIFO) cost                          $ 101,276      $ 111,336
              Less LIFO reserves                         16,434         15,488
                                                      ---------      ---------
                                                      $  84,842      $  95,848
                                                      =========      =========


(4)    PROPERTY AND EQUIPMENT

       Property and equipment are set forth below:

                                                         July 29,    January 28,
              (in thousands)                               1995         1995
              ------------------------------------------------------------------
              Land and improvements                      $  9,489     $  9,472
              Buildings and improvements                   90,929       92,663
              Furniture, fixtures & equipment              44,905       44,299
              Leasehold improvements                       10,848       10,824
              Construction in progress                      4,273        2,116
              Capital leases                                9,610        9,610
                                                         --------     --------
                                                          170,054      168,984
              Less accumulated depreciation
                and amortization                           71,216       68,726
                                                         --------     --------
                                                         $ 98,838     $100,258
                                                         ========     ========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                        For Quarter Ended July 29, 1995




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


(6)    FINANCING

       Jacobson Credit Corp. has available an unsecured line of credit of $35,000,000 under a three year Revolving Credit Agreement with two banks. The Agreement provides for either or both of two interest rate alternatives, at the Company's option, which historically are below the prime rate of interest of the lending banks. Borrowings under this Agreement mature on June 30, 1998. On each June 30, this maturity date extends one year unless terminated by written notice. The Agreement requires a facility fee equal to 1/4 of 1% of the line per annum. Compensating balances are not required. No borrowings were outstanding under the Agreement at July 29, 1995.

       The 6-3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining premiums to December 15, 1996, and thereafter at par. Mandatory annual sinking fund payments of $1,725,000 are required beginning December 15, 1996. At July 29, 1995, 1,056,000 shares of authorized common stock were reserved for conversion.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                        For Quarter Ended July 29, 1995




       The Company has a 10-year Term Loan Agreement with two banks which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. The Term Loan Agreement provides for payments of interest only through December 31, 1995, with quarterly principal repayments commencing March 31, 1996. At July 29, 1995, the Company has $20,000,000 outstanding under this facility at a fixed rate of 7.73% and $10,000,000 at a variable rate below prime.

       Loan agreements include, among other things, covenants requiring minimum working capital, minimum net worth and minimum cash flow and restricting capital stock redemptions and dividend payments.

       Long-term debt, less current maturities, consisted of the following:

                                                            July 29,   January 28,
       (in thousands)                                         1995        1995
       ---------------------------------------------------------------------------
       6-3/4% Convertible Subordinated Debentures
          due 2011                                           $34,500     $34,500
       Mortgage notes and collateral trust bonds due
          through 2013, at rates from 6.44% to 8.45%          38,395      41,124
       Unsecured term loan due 2002, at a fixed rate
          of 7.73%                                            20,000      20,000
       Unsecured term loan due 2002, at a variable
          rate below prime                                    10,000      10,000
       Industrial development revenue bond obligations,
          due through 2015, at variable rates below prime      9,595       9,628
       Notes under revolving credit agreement due
          1998, at a variable rate below prime                    --       3,500
                                                            --------    --------
                                                             112,490     118,752
       Capital lease obligations                               1,533       1,672
                                                            --------    --------
                                                            $114,023    $120,424
                                                            ========    ========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                        For Quarter Ended July 29, 1995




(7)    ACCRUED EXPENSES

       Accrued expenses were as follows:

                                                        July 29,     January 28,
              (in thousands)                              1995          1995
              ------------------------------------------------------------------
              Wages and vacation pay                    $  6,713      $  6,720
              Pension                                      1,401         1,293
              Taxes, other than income taxes               2,246         2,247
              Interest                                       854           927
              Other                                        3,116         3,925
                                                        --------      --------
                                                        $ 14,330      $ 15,112
                                                        ========      ========


(8)    STOCK OPTIONS

       At July 29, 1995, 94,600 shares of Jacobson Stores Inc. common stock were reserved for issuance under a stock option plan adopted in 1983. No more options may be granted under this plan. At July 29, 1995, 141,750 shares of Jacobson Stores Inc. common stock were reserved for issuance under a plan adopted in 1994 and options for an additional 258,250 shares were available for grant to directors and employees.


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


                        For Quarter Ended July 29, 1995




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

        Investing and financing activities not reported in the Consolidated Statements of Cash Flows, because they do not involve cash, include equipment acquired through capital lease obligations. There were no new capital lease obligations in the twenty-six weeks this year or in 1994.

        Interest paid (net of interest capitalized) totalled $4,367,000 and $3,629,000 for the twenty-six week periods ended July 29, 1995 and July 30, 1994, respectively. Income tax payments totalled $64,000 and $2,178,000 for the twenty-six week periods ended July 29, 1995 and July 30, 1994, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                        For Quarter Ended July 29, 1995




        REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

        Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the twenty-six week period ended July 29, 1995. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                                                       EXHIBIT

                              ARTHUR ANDERSEN LLP



                   Report of Independent Public Accountants


To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of July 29, 1995 and the related condensed consolidated statements of earnings and cash flows for the twenty-six week period then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
August 10, 1995

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                        For Quarter Ended July 29, 1995




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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED JULY 29, 1995 TO THIRTEEN WEEKS ENDED JULY 30, 1994

     Sales for the quarter ended July 29, 1995, totalled $93,099,000, an increase of 3.5% from 1994. Comparable store sales decreased 0.4%.

     The cost of merchandise sold, buying and occupancy expenses, expressed as a percentage of sales, increased to 72.4% for the quarter from 70.7% one year ago, primarily due to higher markdowns.

     Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 34.0% in the quarter from 34.1% in 1994. The decrease is due primarily to reduced payroll and health care costs in comparable stores, partially offset by first-year costs associated with a new store opened in Louisville, Kentucky, in fall 1994.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                        For Quarter Ended July 29, 1995




     Interest expense, expressed as a percentage of sales, increased to 2.3% for the quarter from 2.1% one year ago, reflecting primarily increased borrowings on the term loan and revolving credit facilities.

     The estimated effective annual income tax rate was 35% in both years and includes estimated provisions for Federal, State and local income taxes.

     1995 net loss for the thirteen weeks totalled $5,321,000 or 92 cents per common share compared to $3,993,000 or 69 cents per share in the same period last year. As a percentage of sales, net loss was 5.7% in 1995 as compared to 4.4% in 1994.

b.   OPERATING RESULTS:  TWENTY-SIX WEEKS ENDED JULY 29, 1995 TO
     TWENTY-SIX WEEKS ENDED JULY 30, 1994

     Sales for the twenty-six weeks ended July 29, 1995, increased 3.2% to $193,397 from 1994. Comparable store sales decreased 0.8%.

     The cost of merchandise sold, buying and occupancy expenses, expressed as a percentage of sales, increased to 68.4% for the twenty-six weeks from 67.5% for the same period one year ago, principally due to higher markdowns.

     Selling, general and administrative expenses, expressed as a percentage of sales, increased to 33.4% from 33.1% one year ago, reflecting first-year costs associated with a new store opened in Louisville, Kentucky, in fall 1994, partially offset by lower payroll and health care costs in comparable stores.

     Interest expense, expressed as a percentage of sales, totalled 2.3% for the twenty-six weeks versus 2.0% one year ago, reflecting primarily increased borrowings on term loan and revolving credit facilities.

     The estimated effective annual income tax rate was 35% in both years and includes estimated provisions for Federal, State and local income taxes.

     1995 net loss for the twenty-six weeks totalled $5,149,000 or 89 cents per common share compared to $2,876,000 or 50 cents per share in 1994. As a percentage of sales, net loss was 2.7% in 1995 as compared to 1.5% in 1994.

     Net loss for the twenty-six weeks ended July 30, 1994, included an after-tax gain on sale of property of $333,000 or 5 cents per share.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                        For Quarter Ended July 29, 1995




c.   LIQUIDITY AND CAPITAL RESOURCES

     At July 29, 1995, the Company's current ratio was 2.84 to 1 and working capital totalled $88,022,000, including $7,024,000 of cash and cash equivalents. At January 28, 1995, the current ratio was 3.01 to 1 and working capital totalled $99,636,000, including $3,558,000 of cash and cash equivalents.

     The Company utilizes cash flows from operations and short-term borrowings to fund its seasonal working capital needs. To support its seasonal requirements, the Company maintains a $35,000,000 unsecured revolving credit line through Jacobson Credit Corp. This facility provides for either or both of two interest rate alternatives. At July 29, 1995, there were no borrowings under this facility. The Company also maintains a 10-year term loan facility which provides for borrowings of up to $40,000,000 on an unsecured basis at market rates in effect at the time of such borrowings. At July 29, 1995, the Company had borrowed $30,000,000 under this facility. These facilities provide sufficient capacity to fund present and anticipated working capital requirements.

     A part of the Company's financial strategy is to own or obtain long-term leases of its properties. Capital expenditures to modernize and refixture existing stores and support facilities generally are financed with internally generated funds. New stores and major expansion projects generally are financed by first mortgages or comparable financing through Jacobson Stores Realty Company, or through long-term leases. Future expansion is expected to be financed in a similar manner.

d.   CASH FLOWS

     Cash and cash equivalents increased $3,466,000 in the twenty-six weeks ended July 29, 1995 compared to a decrease of $1,119,000 in the twenty-six weeks ended July 30, 1994. Cash flows are impacted by operating, investing and financing activities. In the twenty-six weeks this year, operating activities provided $14,299,000 of cash, compared to $9,022,000 of cash provided in 1994, primarily due to planned inventory reductions in 1995.

     Investing activities used cash of $4,151,000 in the twenty-six weeks this year compared to $9,389,000 in 1994. Investing activities included capital expenditures for the acquisition and fixturing of new stores, and expansion, modernization and refixturing of existing stores and support facilities totalling $3,678,000 in the first six months of 1995 compared to $7,025,000 last year.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                        For Quarter Ended July 29, 1995




     Financing activities used cash of $6,682,000 in the twenty-six weeks this year compared to $752,000 last year. Year-to-date this year, the Company paid off $3,500,000 under its revolving credit line and used $1,738,000 to service current maturities of long-term debt. In the same period last year, the Company obtained $2,737,000 in first mortgage financing and used $2,045,000 to service current maturities of long-term debt. The Company paid common stock dividends of $1,444,000 in each twenty-six week period in 1995 and 1994.

     The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations, debt maturities and strategies for future growth.

e.   CORPORATE DEVELOPMENT

     The Company's strategy is to achieve consistent long-term growth both by maintaining and improving market share in its existing communities and by entering new markets. The Company evaluates potential new locations and expects to open new stores as desirable opportunities arise and resources permit. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store openings and closings could have a significant impact on the Company's sales, expenses and capital requirements. In addition, store closings would likely entail significant one-time charges to effect the closing and to recognize any impairment of assets.

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

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          PART II: OTHER INFORMATION

                        For Quarter Ended July 29, 1995




ITEM 2.     CHANGES IN SECURITIES

Effective May 25, 1995, the Company amended its By-Laws. One amendment combines in one section the description of the standing committees of the Board of Directors of the Company. The new section provides that the Company shall have an Audit Committee, a Compensation Committee and a Directors Committee, each to be composed of three or more outside directors (except for the Directors Committee which will also include the Chairman of the Board), and shall have such responsibilities as are set forth in a charter approved by the Board of Directors annually.

The other amendments restate the By-Law sections defining the duties of the Chairman of the Board, the Vice Chairman of the Board and the President. Generally, the Chairman of the Board will preside at all Board and shareholder meetings and will be a voting member of all Board committees other than the Audit and Compensation Committees. He will perform the duties of the President or Chief Executive Officer in their absence and such other duties as are given by the Board. Generally, the Vice Chairman of the Board must be a director and he will perform the duties of, and be subject to the restrictions upon, the Chairman of the Board in his absence. Generally, the President must carry into effect the orders and resolutions of the Board and shall perform other duties necessary or appropriate to his office, subject to the direction of the Board and the Chief Executive Officer. He will perform the duties of, and be subject to the restrictions upon, the Chairman of the Board in the absence of the Chairman of the Board and the Vice Chairman of the Board.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 25, 1995. At the annual meeting, Kathleen McCree Lewis, Michael T. Monahan, Richard Z. Rosenfeld and James L. Wolohan were elected as directors of the Company to serve until the 1998 Annual Meeting of Shareholders or until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

                                                   Votes
                                          -----------------------
                                                        Authority
                     Name                    For         Withheld
            ---------------------         ---------     ---------
            Kathleen McCree Lewis         5,371,484        49,605
            Michael T. Monahan            5,374,771        46,318
            Richard Z. Rosenfeld          5,373,750        47,339
            James L. Wolohan              5,372,750        48,339

There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          PART II: OTHER INFORMATION

                        For Quarter Ended July 29, 1995




In addition, at the Annual Meeting, the shareholders voted on the proposal to appoint Arthur Andersen LLP, independent certified public accountants, as auditors for the fiscal year ending January 27, 1996. The following table shows the number of votes for and against the proposal and the number of votes abstaining with respect to the proposal:

                    For          Against        Abstain
                    ---          -------        -------
                 5,404,431        11,942         4,716

There were no broker non-votes in connection with the appointment of the Company's auditors at the Annual Meeting.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            3(ii) By-Laws of Jacobson Stores Inc. (As amended May 25, 1995)

            4(a)  First Amendment to Term Loan Agreement

            11    Computation of Earnings Per Share

            15    Letter from Independent Public Accountants

            27    Financial Data Schedule

     (b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during its fiscal quarter ended July 29, 1995.


All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        For Quarter Ended July 29, 1995




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                    JACOBSON STORES INC.
                                            ----------------------------------
                                                        (Registrant)



Date:  September 8, 1995               BY:  /s/  Mark K. Rosenfeld
                                            ----------------------------------
                                            MARK K. ROSENFELD
                                            Chairman of the Board and Chief
                                            Executive Officer



Date:  September 8, 1995               BY:  /s/  Paul W. Gilbert
                                            ----------------------------------
                                            PAUL W. GILBERT
                                            Vice Chairman of the Board
                                            (Principal Financial Officer)

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                               INDEX OF EXHIBITS




           3(ii)   By-Laws of Jacobson Stores Inc. (As amended May 25, 1995)

           4(a)    First Amendment to Term Loan Agreement

           11      Computation of Earnings Per Share

           15      Letter from Independent Public Accountants

           27      Financial Data Schedule



All exhibits except as set forth above have been omitted as not applicable or not required.