Form 10-Q
period 1995-10-28
JACOBSON STORES INC
filed 1995-12-08
CIK 53025

FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended October 28, 1995

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

                         Common Stock ($1 Par Value):
                  5,779,021-2/3 Shares Outstanding, excluding
            187,200 shares held in treasury, as of October 28, 1995

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                   FORM 10-Q

                      For Quarter Ended October 28, 1995


                                     INDEX


                                                                          Page
PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           .  Consolidated Balance Sheets - October 28, 1995 and
              January 28, 1995                                              1

           .  Consolidated Statements of Earnings - Thirteen and
              Thirty-Nine Week Periods Ended October 28, 1995 and
              October 29, 1994                                              2

           .  Consolidated Statements of Cash Flows - Thirty-Nine Week
              Periods Ended October 28, 1995 and October 29, 1994           3

           .  Notes to Consolidated Financial Statements                    4

           Review by Independent Public Accountants                         8

           Exhibit:

           .  Report of Independent Public Accountants                      9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10


PART II:  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                16

    All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                 17

INDEX OF EXHIBITS


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)


                                              October 28,        January 28,
                    ASSETS                       1995                1995
                                              -----------        -----------

CURRENT ASSETS:
   Cash and cash equivalents                  $   3,795           $   3,558
   Receivables from customers, net               35,456              43,984
   Merchandise inventories                      108,728              95,848
   Prepaid expenses and other assets              6,916               3,639
   Deferred taxes                                 2,190               2,190
                                              ---------           ---------
          Total current assets                  157,085             149,219
                                              ---------           ---------
PROPERTY AND EQUIPMENT, NET                      98,421             100,258
                                              ---------           ---------
OTHER ASSETS                                     21,453              19,112
                                              ---------           ---------
                                              $ 276,959           $ 268,589
                                              =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt          $   3,925           $   3,865
   Accounts payable                              40,069              30,606
   Accrued expenses                              14,606              15,112
                                              ---------           ---------
          Total current liabilities              58,600              49,583
                                              ---------           ---------
LONG-TERM DEBT                                  128,701             120,424
                                              ---------           ---------
DEFERRED TAXES                                    8,405               8,405
                                              ---------           ---------
OTHER LIABILITIES                                 2,112               1,465
                                              ---------           ---------
SHAREHOLDERS' EQUITY:
   Common stock                                   5,966               5,966
   Paid-in surplus                                7,109               7,109
   Retained earnings                             66,465              76,036
   Treasury stock                                  (399)               (399)
                                              ---------           ---------
                                                 79,141              88,712
                                              ---------           ---------
                                              $ 276,959           $ 268,589
                                              =========           =========

       The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands except per share and dividend data)
                                  (unaudited)




                                                Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                              ------------------------    ------------------------
                                              October 28,  October 29,    October 28,  October 29,
                                                  1995         1994           1995         1994
                                              -----------  -----------    -----------  -----------

NET SALES, including leased departments        $ 87,802      $ 86,501      $281,199     $273,912
                                               --------      --------      --------     --------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
      occupancy expenses                         57,316        55,509       189,580      182,012
   Selling, general and administrative
      expenses                                   32,884        31,843        97,549       93,923
   Interest expense, net                          2,136         1,942         6,526        5,699
   Gain on sale of property                      (1,065)        -            (1,065)        (504)
                                               --------      --------      --------     --------

          Total costs and expenses               91,271        89,294       292,590      281,130
                                               --------      --------      --------     --------

LOSS BEFORE INCOME TAXES                         (3,469)       (2,793)      (11,391)      (7,218)

CREDIT FOR INCOME TAXES                          (1,214)         (977)       (3,987)      (2,526)
                                               --------      --------      --------     --------

NET LOSS                                       $ (2,255)     $ (1,816)     $ (7,404)    $ (4,692)
                                               ========      ========      ========     ========



LOSS PER COMMON SHARE:
   Primary and fully diluted                   $  (0.39)     $  (0.31)     $  (1.28)    $  (0.81)
                                               ========      ========      ========     ========


CASH DIVIDENDS PER SHARE                       $   0.12-1/2  $   0.12-1/2  $   0.37-1/2 $   0.37-1/2
                                               ========      ========      ========     ========

       The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                      Thirty-Nine Weeks Ended
                                                                     -------------------------
                                                                     October 28,   October 29,
                                                                         1995          1994
                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (7,404)    $   (4,692)
  Gain on sale of property, net of income tax                              (693)          (333)
  Adjustments to reconcile net loss to cash provided
   by (used in) operating activities:
     Depreciation and amortization                                        7,646          7,455
     Other liabilities                                                      647            (25)

     Change in:
       Receivables from customers, net                                    8,528          8,230
       Merchandise inventories                                          (12,880)       (26,094)
       Prepaid expenses and other assets                                 (3,277)        (5,577)
       Accounts payable and accrued expenses                              8,957         13,893
                                                                      ---------     ----------

             Net cash provided by (used in) operating activities          1,524         (7,143)
                                                                      ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, net of income tax                         827            612
  Additions to property and equipment                                    (5,809)       (11,297)
  Other non-current assets                                               (2,475)        (3,368)
                                                                      ---------     ----------

             Net cash used in investing activities                       (7,457)       (14,053)
                                                                      ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt                                            11,100         24,227
  Reduction of long-term debt                                            (2,763)        (3,039)
  Cash dividends paid                                                    (2,167)        (2,167)
                                                                      ---------     ----------

             Net cash provided by financing activities                    6,170         19,021
                                                                      ---------     ----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                               237         (2,175)

       Cash and cash equivalents, beginning of period                     3,558          5,899
                                                                      ---------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   3,795     $    3,724
                                                                      =========     ==========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                      For Quarter Ended October 28, 1995



       The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

       Because of the nature of the specialty department store business, the results for the thirty-nine week periods ended October 28, 1995 and October 29, 1994 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

(1)    EARNINGS PER SHARE

       Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Weighted average shares outstanding were 5,779,000 for the thirteen week periods ended October 28, 1995 and October 29, 1994, and were 5,781,000 and 5,779,000 for the thirty-nine week periods ended October 28, 1995 and October 29, 1994, respectively.

       Fully diluted earnings per share are computed based on the additional assumption that the Company's 6-3/4% Convertible Subordinated Debentures due 2011 were converted to common stock at the date of issuance with a corresponding increase in net earnings to reflect a reduction in related interest expense, net of income taxes. Weighted average shares outstanding used in the computation of fully-diluted earnings per share were 6,835,000 for the thirteen week periods ended October 28, 1995 and October 29, 1994, and were 6,837,000 and 6,835,000 for the thirty-nine week periods ended October 28, 1995 and October 29, 1994, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                      For Quarter Ended October 28, 1995




(2)    CUSTOMER CREDIT AND RECEIVABLES

       Receivables from customers were as follows:

                                                        October 28,   January 28,
              (in thousands)                                1995         1995
              -------------------------------------------------------------------

              Receivables from customers                  $ 36,148     $ 44,777
              Less reserve for doubtful accounts               692          793
                                                          --------     --------

                                                          $ 35,456     $ 43,984
                                                          ========     ========

(3)    MERCHANDISE INVENTORIES

       Merchandise inventories were as follows:

                                                        October 28,   January 28,
              (in thousands)                                1995         1995
              -------------------------------------------------------------------

              Inventories at first-in, first-out
                 (FIFO) cost                             $ 125,592     $  111,336
              Less LIFO reserves                            16,864         15,488
                                                         ---------     ----------

                                                         $ 108,728     $   95,848
                                                         =========     ==========

(4)    PROPERTY AND EQUIPMENT
       Property and equipment are set forth below:

                                                        October 28,   January 28,
              (in thousands)                                1995         1995
              -------------------------------------------------------------------

              Property and equipment                     $ 172,186     $  168,984
              Less accumulated depreciation
                and amortization                            73,765         68,726
                                                         ---------     ----------

                                                         $  98,421     $  100,258
                                                         =========     ==========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                      For Quarter Ended October 28, 1995




(5)   FINANCING

      Jacobson Credit Corp. has available an unsecured line of credit of $35,000,000 under a Revolving Credit Agreement with two banks. At October 28, 1995, there was $14,600,000 outstanding under the Revolving Credit Agreement. The Company has a 10 year Term Loan Agreement providing for borrowings of up to $40,000,000 on an unsecured basis. At October 28, 1995, there was $30,000,000 outstanding under the Term Loan Agreement.

      Subsequent to the close of the quarter ended October 28, 1995, the Company obtained a commitment from two banks for a $65,000,000 line of credit under a Credit Agreement, which will replace the existing $35,000,000 line of credit under the Revolving Credit Agreement and $30,000,000 outstanding under the Term Loan Agreement with the same two banks.

      The Revolving Credit portion of the Credit Agreement will provide for borrowings of up to $45,000,000, subject to a borrowing base limitation, at either or both of two interest rate alternatives, at the Company's option. Based on current rates, one of these options will be below the prime interest rate of the lending banks, but will be higher than the current facility. Borrowings under the Revolving Credit line will mature on June 30, 1998, with one year renewals subject to approval of both banks by June 30 of each subsequent year. The Revolving Credit line will carry a commitment fee equal to two- tenths of 1% per annum on the unused portion of the line and a facility fee of one-tenth of 1% per annum on the total line. No compensating balances are required.

      The Term Loan portion of the Credit Agreement will total $20,000,000 at a fixed rate which, based on current rates, will be below the prime interest rate of the lending banks, but higher than the current term loans. The Term Loan portion of the Credit Agreement provides for payments of interest only through December 31, 1997, with quarterly principal payments of $1,000,000 commencing on March 31, 1998, through the maturity date of December 31, 2002.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                      For Quarter Ended October 28, 1995






      Borrowings under the Credit Agreement will be guaranteed by the Company's subsidiaries and secured by receivables under Jacobson credit plans and first mortgages on selected properties. The new facility will include, among other things, covenants requiring minimum net worth, a minimum cash flow ratio and a maximum funded debt to net worth ratio.

(6)   SUPPLEMENTARY CASH FLOW INFORMATION

      The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

      Interest paid (net of interest capitalized) totalled $5,881,000 and $4,910,000 for the thirty-nine week periods ended October 28, 1995 and October 29, 1994, respectively. Income tax payments totalled $64,000 and $2,178,000 for the thirty-nine week periods ended October 28, 1995 and October 29, 1994, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 28, 1995






      REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

      Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirty-nine week period ended October 28, 1995. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                                                       EXHIBIT
                              ARTHUR ANDERSEN LLP





                   Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of October 28, 1995 and the related condensed consolidated statements of earnings and cash flows for the thirty-nine week period then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
November 8, 1995

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 28, 1995





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

The Company owns a substantial portion of the real property used in its business, primarily through its consolidated, wholly-owned real estate subsidiary, Jacobson Stores Realty Company ("Jacobson Realty"). The Company finances customer receivables through Jacobson Credit Corp. ("Jacobson Credit"), its consolidated, wholly-owned finance subsidiary, although under the proposed new credit facility, the Company will finance such receivables with its own loan replacing Jacobson Credit's revolving credit facility. See
Note 5 of the Notes to Consolidated Financial Statements, included in Item 1, which note is incorporated by reference in this Item 2. As used in this report, the terms "registrant", "Company" and "Jacobson's" refer to Jacobson Stores Inc. and its subsidiaries unless the context indicates otherwise.

Jacobson's operates in two regions, with stores in twenty-six cities in Michigan, Indiana, Kentucky, Ohio and Florida. The Company maintains separate staffs of buyers for each region in order to better respond to customers' lifestyles and merchandise preferences. The principal merchandising and distribution functions are performed through regional facilities. Functions common to all stores, such as management coordination, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED OCTOBER 28, 1995 TO THIRTEEN WEEKS ENDED OCTOBER 29, 1994

     Sales for the quarter ended October 28, 1995, totalled $87,802,000, an increase of 1.5% from 1994. Comparable store sales decreased 2.3%, reflecting a difficult apparel retail climate. The comparable store sales decrease included a 0.2% decrease in sales in the Company's Florida stores and a 2.9% decrease in sales in the Company's other stores. Generally, the increase in sales resulting from the opening of the Company's Louisville, Kentucky store in

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 28, 1995





     November 1994 was partially offset by the decrease in comparable store sales in the Company's other stores. Sales in the Company's Metropolitan Detroit stores are expected to be further pressured as a result of increased competition, including the proposed entry of Nordstrom's into the market in the Fall of 1996. The Company expects the difficult retail environment to continue into the fourth quarter. In addition, planned and potential store openings and closings described below under "Corporate Development" are expected to affect future sales.

     The cost of merchandise sold, buying and occupancy expenses, expressed as a percentage of sales, increased to 65.3% for the quarter from 64.2% one year ago, primarily due to higher markdowns to clear remaining Spring/Summer merchandise and occupancy costs associated with a new store opened in November 1994, partially offset by higher markups.

     Selling, general and administrative expenses, expressed as a percentage of sales, increased to 37.5% in the quarter from 36.8% in 1994. The increase is due primarily to the decrease in comparable store sales and resulting lack of expense leverage and to first-year costs associated with a new store opened in November 1994, partially offset by lower payroll and health care costs in comparable stores. The Company expects advertising costs to increase in the fourth quarter as a result of an aggressive direct mail and television promotional campaign.

     Interest expense, expressed as a percentage of sales, increased to 2.4% for the quarter from 2.2% one year ago, reflecting primarily increased borrowings on the term loan facility.

     The estimated effective annual income tax rate was 35% in both years and includes estimated provisions for Federal, State and local income taxes.

     1995 net loss for the thirteen weeks totalled $2,255,000, or 39 cents per common share, compared to $1,816,000, or 31 cents per share, in the same period last year. As a percentage of sales, net loss was 2.6% in 1995 compared to 2.1% in 1994.

     Net loss for the thirteen weeks this year included an after-tax gain on sale of property of $693,000, or 12 cents per share.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 28, 1995





b. OPERATING RESULTS: THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995 TO THIRTY-NINE WEEKS ENDED OCTOBER 29, 1994

     Sales for the thirty-nine weeks ended October 28, 1995, increased 2.7% to $281,199,000 from $273,912,000 in 1994. Comparable store sales decreased 1.2%, reflecting a difficult apparel retail climate. The comparable store sales decrease included a 4.7% increase in sales in the Company's Florida stores and a 3.5% decrease in sales in the Company's other stores. Generally, the increase in sales resulting from the opening of the Company's Louisville, Kentucky store in November 1994 and the increase in comparable store sales in the Company's Florida stores, was partially offset by the decrease in comparable store sales in the Company's other stores. Sales in the Company's Metropolitan Detroit stores are expected to be further pressured as a result of increased competition, including the proposed entry of Nordstrom's into the market in the Fall of 1996. The Company expects the difficult retail environment to continue into the fourth quarter. In addition, planned and potential store openings and closings described below under "Corporate Development" are expected to affect future sales.

     The cost of merchandise sold, buying and occupancy expenses, expressed as a percentage of sales, increased to 67.4% for the thirty-nine weeks from 66.4% for the same period one year ago, principally due to higher markdowns and occupancy costs associated with a new store opened in November 1994, partially offset by higher mark-ups.

     Selling, general and administrative expenses, expressed as a percentage of sales, increased to 34.7% from 34.3% one year ago, reflecting the decrease in comparable store sales and resulting lack of expense leverage and first-year costs associated with a new store opened in November 1994, partially offset by lower payroll and health care costs in comparable stores. The Company expects advertising costs to increase in the fourth quarter as a result of an aggressive direct mail and television promotional campaign.

     Interest expense, expressed as a percentage of sales, totalled 2.3% for the thirty-nine weeks versus 2.1% one year ago, reflecting primarily increased borrowings on term loan and revolving credit facilities.

     The estimated effective annual income tax rate was 35% in both years and includes estimated provisions for Federal, State and local income taxes.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 28, 1995






     1995 net loss for the thirty-nine weeks totalled $7,404,000, or $1.28 per common share, compared to $4,692,000, or 81 cents per share, in 1994. As a percentage of sales, net loss was 2.6% in 1995 compared to 1.7% in 1994.

     Net loss includes after-tax gains on sales of property of $693,000, or 12 cents per share, and $333,000, or 5 cents per share, for the thirty-nine week periods ended October 28, 1995 and October 29, 1994, respectively.

c.   LIQUIDITY AND CAPITAL RESOURCES

     At October 28, 1995, the Company's current ratio was 2.68 to 1 and working capital totalled $98,485,000, including $3,795,000 of cash and cash equivalents. At January 28, 1995, the current ratio was 3.01 to 1 and working capital totalled $99,636,000, including $3,558,000 of cash and cash equivalents.

     The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs. Jacobson Credit Corp. has available an unsecured line of credit of $35,000,000 under a Revolving Credit Agreement with two banks. At October 28, 1995, there was $14,600,000 outstanding under the Revolving Credit Agreement. The Company has a 10 year Term Loan Agreement providing for borrowings of up to $40,000,000 on an unsecured basis. At October 28, 1995, there was $30,000,000 outstanding under the Term Loan Agreement.

     Subsequent to the close of the quarter ended October 28, 1995, the Company obtained a commitment from two banks for a $65,000,000 Revolving Credit and Term Loan facility, which will replace the existing $35,000,000 line of credit under Jacobson Credit Corp.'s Revolving Credit Agreement and $30,000,000 in term loans with the same two banks. This facility is expected to provide sufficient capacity to fund present and planned working capital requirements. Further information on the new facility is set forth in Note 5, Financing, on page 6 of this report.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 28, 1995





d.   CASH FLOWS

     Cash and cash equivalents increased $237,000 in the thirty-nine weeks ended October 28, 1995 compared to a decrease of $2,175,000 in the thirty-nine weeks ended October 29, 1994. Cash flows are impacted by operating, investing and financing activities. In the thirty-nine weeks this year, operating activities provided $1,524,000 of cash, compared with $7,143,000 of cash used in 1994, primarily due to planned inventory reductions in 1995 and start-up inventory requirements of a new store in 1994, partially offset by a larger net loss in 1995 and a smaller increase in accounts payable.

     Investing activities used cash of $7,457,000 in the thirty-nine weeks this year compared to $14,053,000 in 1994. Investing activities included capital expenditures for the acquisition and fixturing of new stores, and expansion, modernization and refixturing of existing stores and support facilities totalling $5,809,000 in the first nine months of 1995 compared to $11,297,000 last year.

     Financing activities provided cash of $6,170,000 in the thirty-nine weeks this year compared to $19,021,000 last year. Year-to-date this year, the Company borrowed $11,100,000 under its revolving credit line and used $2,763,000 to service current maturities of long-term debt. In the same period last year, the Company borrowed $21,500,000 under its revolving credit line and obtained $2,727,000 in first mortgage financing and used $3,039,000 to service current maturities of long-term debt. The Company paid common stock dividends of $2,167,000 in each thirty-nine week period in 1995 and 1994.

     The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations, debt maturities and commitments for stores planned to open in 1996.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 28, 1995






e.   CORPORATE DEVELOPMENT

     The Company's strategy is to achieve consistent long-term growth both by maintaining and improving market share in its existing communities and by entering new markets. The Company evaluates potential new locations and expects to open new stores as desirable opportunities arise and resources permit. The Company has signed leases for two new stores to open in 1996 and has a goal to open three to five new stores in 1997 and in 1998. The Company has developed a concept store for these proposed new stores based on a standard 67,000 square foot footprint on one level. Implementing this strategy would likely require additional capital, including additional debt or equity financing. The Company is currently exploring its strategic alternatives, including its financing alternatives for its corporate development plans. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store openings and closings could have a significant impact on the Company's sales, expenses and capital requirements. In addition, store closings would likely entail significant one-time charges to effect the closing and to recognize any impairment of assets.

     The Company has a 120,000 square foot leased store under construction as part of the Town Center Plaza, a shopping center in Leawood, Kansas, a suburb of Kansas City, targeted to open in the Spring 1996.

     In May 1995, the Company signed a lease for an 80,000 square foot store to be constructed in Mizner Park, a mixed-use retail, residential and office development in Boca Raton, Florida. The store is targeted to open in the Fall 1996.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          PART II: OTHER INFORMATION

                      For Quarter Ended October 28, 1995






ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            4(b)  Second Amendment to Term Loan Agreement

            4(c) First Amendment to Amended and Restated Revolving Credit Agreement

            11    Computation of Earnings Per Share

            15    Letter from Independent Public Accountants

            27    Financial Data Schedule

     (b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during its fiscal quarter ended October 28, 1995.


All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      For Quarter Ended October 28, 1995





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                 JACOBSON STORES INC.
                                              -------------------------
                                                     (Registrant)



Date:    December 8, 1995                 BY: /s/  Mark K. Rosenfeld
                                              -------------------------
                                              MARK K. ROSENFELD
                                              Chairman of the Board and Chief
                                              Executive Officer



Date:    December 8, 1995                 BY:  /s/  Paul W. Gilbert
                                               -----------------------
                                               PAUL W. GILBERT
                                               Vice Chairman of the Board
                                               (Principal Financial Officer)

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                               INDEX OF EXHIBITS







            4(b)    Second Amendment to Term Loan Agreement

            4(c) First Amendment to Amended and Restated Revolving Credit Agreement

            11      Computation of Earnings Per Share

            15      Letter from Independent Public Accountants

            27      Financial Data Schedule


All exhibits except as set forth above have been omitted as not applicable or not required.