Form 10-K405
period 1996-01-27
JACOBSON STORES INC
filed 1996-04-12
CIK 53025

FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended              January 27, 1996
                          ----------------------------------------------

Commission File No.        0-6319
                    --------------------

                             JACOBSON STORES INC.

                              Michigan 38-0686330
                           (STATE OF INCORPORATION)
                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

                  3333 Sargent Road, Jackson, Michigan 49201
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code:  517-764-6400
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1 par value
                   Series A Preferred Stock Purchase Rights
              6 3/4% Convertible Subordinated Debentures due 2011

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

                        $33,852,000 as of March 1, 1996

(THE PERSONS CONSIDERED AFFILIATES FOR THE PURPOSE OF THE FOREGOING COMPUTATION ARE IDENTIFIED ON PAGE 20 OF THIS REPORT.)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          Common Stock, $1 par value: 5,779,021-2/3 shares outstanding as of March 1, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED:

SPECIFIED PORTIONS OF PROXY STATEMENT FOR 1996 ANNUAL MEETING OF SHAREHOLDERS, TO BE HELD MAY 23, 1996: PART III

                             JACOBSON STORES INC.
                                   FORM 10-K
                      FISCAL YEAR ENDED JANUARY 27, 1996


                                     INDEX

                                                                         Page
PART I.
      Item 1.   Business.                                                 1

      Item 2.   Properties.                                               8

      Item 3.   Legal Proceedings.                                        9

      Item 4.   Submission of Matters to a Vote of Security Holders.      9

      Executive Officers of the Registrant.                              10

PART II.
      Item 5.   Market for Registrant's Common Equity and Related
                    Stockholder Matters.                                 12

      Item 6.   Selected Financial Data.                                 13

      Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                 13

      Item 8.   Financial Statements and Supplementary Data.             19

      Item 9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.                 19

PART III.
      Item 10.  Directors and Executive Officers of the Registrant.      20

      Item 11.  Executive Compensation.                                  20

      Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management.                                          20

      Item 13.  Certain Relationships and Related Transactions.          20

PART IV.
      Item 14.  Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K.                                         21

SIGNATURES                                                               25

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           F-1/F-17

INDEX OF EXHIBITS                                                     E-1/E-3

                                    PART I


ITEM 1.  BUSINESS.

                                 INTRODUCTION

     The registrant, Jacobson Stores Inc., a Michigan corporation and successor to a business founded in 1868, operates specialty department stores catering to discerning customers with preferences for quality merchandise. The Company emphasizes quality merchandise, fully staffed stores, personalized customer service and attractive, comfortable shopping surroundings. Each store features fashion apparel and accessories for the family and most offer decorative accents for the home.

     The Company owns a substantial portion of the real property used in its business, primarily through its consolidated, wholly-owned real estate subsidiary, Jacobson Stores Realty Company ("Jacobson Realty"). Prior to December 21, 1995, the Company financed customer receivables through Jacobson Credit Corp. ("Jacobson Credit"), its consolidated, wholly-owned finance subsidiary. Effective on that date, the Company began financing receivables and other working capital needs with its own loan under its new credit facility, replacing Jacobson Credit's revolving credit facility. As used in this report, the terms "registrant", "Company" and "Jacobson's" refer to Jacobson Stores Inc. and its subsidiaries unless the context indicates otherwise.

     Jacobson's operates in two regions, with stores in twenty-seven cities in Michigan, Indiana, Kansas, Kentucky, Ohio and Florida. The Company maintains separate staffs of buyers for each region in order to better respond to customers' lifestyles and merchandise preferences. The principal merchandising and distribution functions are performed through regional facilities. Functions common to all stores, such as management coordination, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.


MERCHANDISE AND MARKETING

     Merchandise. Jacobson's directs its primary merchandising and marketing efforts to discerning customers with preferences for quality merchandise. Stores are merchandised with fashion apparel and accessories for the family and most offer decorative accents for the home.

        The percentage contribution to sales by major class of merchandise for the last three fiscal years was as follows:

                                                     Year Ended
                                             ----------------------------
                                             January   January    January
                                               1996      1995       1994
                                             -------   -------    -------
Women's apparel and accessories.........      66.7%     66.2%      64.6%
Men's apparel and accessories...........      13.2      12.8       12.5
Accessories for the home................       7.9       8.0        9.5
Children's apparel and accessories......       7.9       8.8        9.1
Miscellaneous...........................       4.3       4.2        4.3
                                             -----     -----      -----
                                             100.0%    100.0%     100.0%
                                             =====     =====      =====

        Personal Service. Jacobson's stores are fully staffed with knowledgeable salespeople to ensure that customers receive prompt personal attention. Jacobson's salespeople are experienced and well-trained through video presentations, seminars and close working relationships with buyers and merchandise managers. Salespeople maintain personal trade lists of their customers' sizes, colors, fashion preferences, and important dates, and contact customers by telephone or personal note to alert them to the arrival of new merchandise or to remind them of birthdays or anniversaries. Management believes that personal relationships between salespeople and their clientele promote customer loyalty and contribute to the Company's growth. Jacobson's has a liberal return policy and accepts merchandise purchased at Jacobson's for return or exchange if the customer is not satisfied. Other special services include free gift wrapping and free parking. All regularly scheduled Jacobson's salespeople are compensated on some form of commission program.

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

        Store Design. Jacobson's stores are designed to project an attractive, comfortable atmosphere similar to the style customers find in their own homes. All aspects of the store interiors and fixturing are coordinated by the Company's store planning personnel, using quality fixtures, carpeting, lighting and displays. The Company has developed a concept store based on a standard 65,000-70,000 square foot footprint on one level. Merchandise in the concept store is expected to focus on core classifications with high sales and margins. The Company plans to use this concept for future stores.

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

        Sales under Jacobson's credit plans averaged 45.6% of sales for the last three fiscal years and accounted for 43.6% of the Company's sales in fiscal 1995. In addition, sales under third party credit cards (VISA, MasterCard and American Express) averaged 35.5% of sales for the last three fiscal years and accounted for 38.9% of the Company's sales in fiscal 1995. Credit losses relating to the Company's credit card have averaged 0.40% of credit sales over the last three years (ranging from 0.32% to 0.48%).

        Over the past five years, sales under Jacobson's credit plans have declined to 43.6% of sales in 1995 compared with 55.2% in 1990, largely in favor of third party cards. The Company is testing ways to improve the competitiveness of its credit card.

        The Company maintains purchasing and payment history on its 274,000 active account holders, which permits targeting of direct mail advertising and automatic increases of credit limits.


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

        Jacobson's stores in Michigan are located in Birmingham, Dearborn, Grosse Pointe, Livonia and Rochester (all suburbs of Detroit), Ann Arbor, East Grand Rapids, East Lansing, Jackson, Kalamazoo and Saginaw; in Indiana, in Indianapolis; in Kansas, in Leawood; in Kentucky, in Louisville; in Ohio, in Columbus and Toledo; and in Florida, in Clearwater, Fort Myers, Jacksonville, Longwood, Naples, North Palm Beach, Osprey, Sarasota, Tampa and Winter Park. In addition, the Company has a clearance center in Troy, Michigan, a suburb of Detroit. Stores in the Midwest range from 83,000 to 199,000 square feet, except for the clearance center, which is 34,000 square feet. The Florida stores range from 23,000 to 90,000 square feet. In March 1996, the Company opened a 120,000 square foot leased store as part of the Town Center Plaza, a new shopping center in Leawood, Kansas, a suburb of Kansas City.

        Jacobson's maintains evening hours consistent with customer shopping patterns in each community. Stores are open from 53 to 71 hours each week, except during the holiday season, when evening hours may be extended.

        Annual sales, percentage increase in sales, average gross square footage of stores in operation during the fiscal year, and approximate sales per average gross square foot were as follows:

                                                                   Year Ended
                                                      ------------------------------------
                                                      January       January        January
                                                        1996          1995           1994
                                                      -------       -------        -------
Net sales (in thousands) .........................   $ 414,267     $ 409,154      $ 403,816
Percentage increase in sales:
   All stores ....................................         1.2%          1.3%          (1.9)%
   Same stores ...................................        (1.1)%        (0.2)%         (4.1)%
Average gross square footage (in thousands) ......       2,537         2,439          2,454
Approximate sales per average gross square foot ..         163           168            165


PURCHASING, CONTROL AND DISTRIBUTION OF INVENTORY

        Jacobson's purchases merchandise from several thousand suppliers, no one of which accounted for as much as 5% of the Company's net purchases during fiscal 1995. The Company maintains separate staffs of buyers for its Midwest and Florida stores to better respond to customer lifestyles and merchandise preferences. Merchandising decisions are directed by 2 general merchandise managers, 12 divisional merchandise managers, 82 buyers and 10 assistant buyers. In addition, the Company is a member of the Frederick Atkins Buying Office, a domestic and foreign buying office serving approximately 20 retailers, which provides merchandising counsel, product information, direct store import capability, and other services.

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

        Jacobson's adopted the LIFO method of inventory valuation in 1968. At the end of fiscal 1995, LIFO reserves totalled $16,812,000, or approximately 15.9% of pre-LIFO inventory values. Physical inventories are taken at least once each year. Inventory shrinkage at retail over the past three fiscal years has averaged 2.5% of owned retail sales.

EXPANSION AND CONSOLIDATION

        The Company's strategy is to achieve consistent long-term growth both by maintaining and improving market share in its existing communities and by entering new markets. The Company evaluates potential new locations and expects to open new stores as desirable opportunities arise and resources permit. The Company opened one new store in March 1996, has signed a lease for another new store expected to open in the Fall of 1996, and continues to evaluate opportunities for additional new stores. The Company has developed a concept store for these additional new stores based on a standard 65,000-70,000 square foot footprint on one level. Implementing a growth strategy would likely require additional capital, including additional debt or equity financing. The Company is currently exploring financing alternatives for its corporate development plans. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store openings and closings could have a significant impact on the Company's sales, expenses and capital requirements. In addition, store closings would likely entail significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision.

        The Company opened a 120,000 square foot leased store in the Town Center Plaza, a shopping center in Leawood, Kansas, a suburb of Kansas City, in March 1996.

        In May 1995, the Company signed a lease for an 80,000 square foot store under construction in Mizner Park, a mixed-use retail, residential and office development in Boca Raton, Florida. The store is targeted to open in the Fall of 1996.

        See "General Development of Business" below for a discussion of the consolidation of the Company's Kalamazoo, Michigan, operations from two facilities into one and the sale of its Children's Store in Birmingham, Michigan.


REAL ESTATE POLICY

        Jacobson's strategy is to own or obtain long-term leases of the real estate used in the operation of its business. The Company owns approximately 71% of the total square footage used in its business. The Company maintains a continuing program of property improvements and renewal of existing stores and support facilities. New stores and major expansion projects generally are financed by mortgage loans or comparable financing, or through long-term leases. At January 27, 1996, mortgage loans and related secured financings comprised approximately 41% of consolidated debt.

COMPETITION

        The specialty department store business is highly competitive. The Company's stores are in active competition with other department and specialty stores and with regional and national department store chains, some of which are considerably larger than the Company and have substantially greater financial and other resources. Sales in the Company's Metropolitan Detroit stores are expected to be further pressured as a result of increased competition, including the entry of Nordstrom's into the market in the Fall of 1996. Jacobson's competes principally on the basis of availability of fashion merchandise, quality, personalized service and attractive store surroundings, as well as fair pricing and advertising. The Company believes it is a respected retail merchandiser in the communities it serves, and that its merchandising policies and reputation enable it to maintain its competitive position.


EMPLOYEES

        Jacobson's believes that its employees are among its key resources. Management stresses development programs for employees and promotion from within. The Company employs approximately 4,900 employees, 3,800 full-time and 1,100 part-time. During the holiday season, the number of employees increases to approximately 5,700.


        (a)  GENERAL DEVELOPMENT OF BUSINESS.

             Some of the principal developments in Jacobson's business during fiscal 1995 and the current year to date are summarized on page 5 of this report under the caption "Expansion and Consolidation". To finance this expansion, the Company obtains mortgage loans or comparable financing or obtains long-term leases. In addition, to fund its present and planned working capital requirements, including working capital requirements for the two stores opening in 1996, the Company has a $65,000,000 Revolving Credit and Term Loan facility under a Credit Agreement with two banks. The Term Loan portion of the Agreement totals $20,000,000 and the Revolving Credit portion of the Agreement provides for borrowings of up to $45,000,000, subject to a borrowing base limitation. Borrowings are guaranteed by the Company's subsidiaries and secured by receivables under Company credit plans and will be secured by first mortgages on selected properties. At January 27, 1996, the Company had borrowed $20 million under the Term Loan portion of this Agreement and $17.2 million under the Revolving Credit line.

             During fiscal 1995, the Company consolidated its Kalamazoo, Michigan operations from two facilities into one and sold its former Children's Store in Birmingham, Michigan.


        (b)  INDUSTRY SEGMENTS AND LINES OF BUSINESS.

             Jacobson's operates in a single industry, the specialty department store industry.

             The percentage contribution to sales by major class of merchandise for each of the last three fiscal years is set forth on page 2 of this report.

        (c)  NARRATIVE DESCRIPTION OF BUSINESS.

             The nature of Jacobson's business, the categories of merchandise it sells, and the percentage contribution to sales by merchandise category during the past three fiscal years, are set forth on pages 1-6 of this report.

             The specialty department store business is seasonal. The holiday season (from the day after Thanksgiving to January 1) generally accounts for 15-20% of Jacobson's net sales.

             By reason of the seasonal nature of the business, Jacobson's and others in the industry experience significant build-up of inventory and accounts receivable at certain times of the year. To support the seasonal requirements, the Company has a Revolving Credit line of $45,000,000 under a Credit Agreement, subject to a borrowing base limitation. Further information on this line of credit is set forth in the Notes to the Company's Consolidated Financial Statements for the three fiscal years ended January 1996, filed as part of this report (see "Financing" on page F-9).

             Competitive conditions in the specialty department store business are discussed on page 6 of this report.

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

                                  Approximate                                     Expiration
                                  Total Square                                    Dates of
                                  Feet of                                         Principal
              Locations           Building(s)                Ownership            Leases
              ---------           ------------               ---------            ----------
MICHIGAN
    Jackson....................       105,000             Partly owned (1)        2006, 2016
    Ann Arbor..................       101,000             Owned                   ----
    East Lansing...............       117,000             Partly owned (2)        2028
    Saginaw....................       199,000             Partly owned (3)        1996
    Grosse Pointe..............       151,000             Owned                   ----
    Birmingham.................       179,000             Partly owned (4)        2008
    Kalamazoo..................        83,000             Owned                   ----
    Dearborn...................       145,000             Owned                   ----
    East Grand Rapids..........       148,000             Owned                   ----
    Rochester..................       106,000             Partly owned (5)        2046
    Livonia....................       150,000             Owned                   ----
    Troy Clearance Center......        34,000             Leased                  2002
    Central Office and
       Distribution Center
       (Jackson)...............       238,000             Owned                   ----

INDIANA
    Indianapolis...............       120,000             Leased                  2048

KANSAS
    Leawood....................       120,000             Leased                  2051

KENTUCKY
    Louisville.................       161,000             Leased                  2036

OHIO
    Toledo.....................       120,000             Owned                   ----
    Columbus...................       119,000             Partly owned (6)        2079

                                  Approximate                                     Expiration
                                  Total Square                                    Dates of
                                  Feet of                                         Principal
              Locations           Building(s)                Ownership            Leases
              ---------           ------------               ---------            -----------
FLORIDA
    Sarasota...................        25,000             Partly owned (6)        2014
    Winter Park................        23,000             Leased                  2013
    Longwood...................        49,000             Leased                  2020
    North Palm Beach...........        90,000             Leased                  2022
    Osprey.....................        32,000             Leased                  2025
    Clearwater.................        52,000             Leased                  2039
    Fort Myers.................        51,000             Partly owned (7)        2085
    Jacksonville...............        82,000             Owned                   ----
    Tampa......................        48,000             Leased                  2030
    Naples.....................        46,000             Leased                  2042
    Regional Distribution
       Center (Winter Park)....        84,000             Owned                   ----

(1)  Approximately 28,000 square feet owned; balance leased.
(2)  Building is owned; approximately half of land is owned and half leased.
(3)  Approximately 29,000 square feet leased from month to month;
     balance owned.
(4)  Birmingham Fashion Apparel Store (98,000 square feet) is owned.
     The Men's, Children's and Home Store (81,000 square feet) includes approximately 64,000 square feet owned; the balance is leased.
(5) Approximately 71,000 square feet and related parking area are owned. The balance of the shopping center is leased, of which 35,000 square feet are operated as part of Jacobson's store.
(6)  Building is owned on leased land.
(7)  Building is owned; land and parking area are leased.


ITEM 3.  LEGAL PROCEEDINGS.

        (a) No material legal proceedings are pending to which Jacobson Stores Inc. or any of its subsidiaries is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the registrant's business, and no such proceeding is known by the registrant to be contemplated.

        (b)  Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

        The table below sets forth the name and age of each executive officer of the registrant, all positions and offices with Jacobson Stores Inc. and its wholly-owned subsidiaries held by each such person, and the period during which the officer has served in such positions. Each has been elected to hold office until the 1996 Annual Meeting of the Board of Directors (except in the case of retirement or other termination of employment) or until a successor is elected and qualified.

                                                                           Held
                                                                           Office
         Name           Age       Positions and Offices                    Since
         ----           ---       ---------------------                    ------
Mark K. Rosenfeld        50       Chairman of the Board and Chief          1993
                                  Executive Officer, and Director,
                                  Jacobson Stores Inc. and wholly-
                                  owned subsidiaries

Paul W. Gilbert          51       Vice Chairman of the Board, and          1993
                                  Director, Jacobson Stores Inc. and
                                  wholly-owned subsidiaries

James B. Fowler          48       President and Director,                  1993
                                  Jacobson Stores Inc. and
                                  wholly-owned subsidiaries

Joseph H. Fisher         60       Senior Vice President-                   1991
                                  General Merchandise Manager,
                                  Jacobson Stores Inc.

Theodore R. Kolman       55       Senior Vice President-                   1991
                                  General Merchandise Manager,
                                  Jacobson Stores Inc.

Robert L. Moles          54       Senior Vice President-Stores,            1992
                                  Jacobson Stores Inc.

Timothy J. Spalding      40       Vice President-Controller,               1991
                                  Jacobson Stores Inc. and
                                  wholly-owned subsidiaries

        There is no arrangement or understanding between any of the officers and any other person pursuant to which the officer was selected as an officer, except that each of the executive officers is a party to an employment agreement with the Company pursuant to which he is required to be elected to the offices with the Company he currently holds, or, for Messrs. Rosenfeld, Gilbert and Fowler, such other capacity as the Board of Directors deems advisable.

        Each executive officer has held managerial or executive positions with Jacobson's for more than five years.

        Mark K. Rosenfeld has been an executive officer of the Company since 1976, was President, 1982-1993, Chief Operating Officer, 1987-1992, and has been Chief Executive Officer since 1992 and Chairman of the Board since 1993. He is a director to TCF Financial Corporation.

        Paul W. Gilbert was Vice President and Controller of the Company, 1976-1984, Senior Vice President and Chief Financial Officer, 1984-1988, Executive Vice President and Chief Financial Officer, 1988-1993, and Treasurer, 1991-1993, and has been Vice Chairman of the Board since 1993.

        James B. Fowler has held merchandising positions with the Company since 1972, was Vice President-Divisional Merchandise Manager, 1984-1987, was Executive Vice President- Marketing, 1987-1993, and has been President since 1993.

        Joseph H. Fisher was Vice President and General Merchandise Manager of the Company, 1984-1991, and has been Senior Vice President-General Merchandise Manager of the Company since 1991.

        Theodore R. Kolman was General Merchandise Manager, Home Furnishings Division of the Company, 1990-1991, and has been Senior Vice President-General Merchandise Manager of the Company since 1991.

        Robert L. Moles was Senior Vice President of Operations of the Company, 1986-1992, and has been Senior Vice President-Stores of the Company since 1992.

        Timothy J. Spalding was the Controller of the Company, 1984-1991, and has been Vice President-Controller of the Company since 1991.

        Mark K. Rosenfeld is the brother of Robert L. Rosenfeld, a director of the Company, and is the first cousin of Richard Z. Rosenfeld, the Secretary and a director of the Company.

                                    PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

        The Company's Common Stock is traded on the Nasdaq National Market Tier of the Nasdaq Stock Market under the symbol "JCBS."

        The quarterly range of high and low sales price quotations of Jacobson's Common Stock and dividends paid per share for each quarter of fiscal 1995 and 1994 are shown in the following schedule:

                                                        Dividends
                                                           Per
        Year      Quarter        High        Low          Share
        ----      -------        ----        ---        ---------
        1995        4th         $  9 1/2     $  8       $.12 1/2
                    3rd           11            9        .12 1/2
                    2nd           12            9 3/4    .12 1/2
                    1st           12            9 7/8    .12 1/2

        1994        4th         $ 13         $ 10       $.12 1/2
                    3rd           13 3/4       12 1/2    .12 1/2
                    2nd           14 3/4       12 1/4    .12 1/2
                    1st           15           11 3/4    .12 1/2

        The approximate number of shareholders of record of Jacobson's Common Stock as of March 1, 1996 was 1,250.

        For a description of financial covenants in the Company's Credit Agreement that could restrict the Company's ability to pay dividends, see the Notes to the Company's Consolidated Financial Statements for the three fiscal years ended January 1996, filed as part of this report (see "Financing" on page F-10).

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for fiscal 1991 through 1995 is as follows:

- --------------------------------------------------------------------------------------------
(in thousands except
 per share data)                      1995        1994        1993        1992        1991
- --------------------------------------------------------------------------------------------
Net sales, including leased
   departments...................  $  414,267  $  409,154  $ 403,816   $ 411,631   $ 395,677
Earnings (loss) before income
   taxes.........................      (6,541)      6,388      4,610       5,894       6,494
Net earnings (loss)..............      (4,206)      4,088      3,014       3,910       4,218
Total assets.....................     262,514     268,589    248,818     250,395     239,460
Long-term debt, less current
  portion........................     119,727     120,424    108,203     105,270      97,514

Per common share:
  Net earnings (loss) -
     Primary.....................      $(0.73)     $ 0.71     $ 0.52      $ 0.68      $ 0.73
     Fully diluted...............       (0.73)       0.71       0.52        0.68        0.73

  Cash dividends.................        0.50        0.50       0.50        0.50        0.50

- ------------------------------------------------------------------------------


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table shows the percentage relationship to sales of the items presented for the periods indicated.

- --------------------------------------------------------------------
                                        1995       1994       1993
- --------------------------------------------------------------------
Net sales............................   100.0%     100.0%     100.0%
Gross profit.........................    32.5       35.2       33.9
Selling, general and administrative
  expenses...........................    32.2       31.7       31.1
Interest expense, net................     2.1        2.0        1.9
Gain on sale of property.............     0.2        0.1        0.2
Earnings (loss) before income taxes..    (1.6)       1.6        1.1
Net earnings (loss)..................    (1.0)       1.0        0.7

- --------------------------------------------------------------------

1995 Versus 1994

        Sales in 1995 totalled $414,267,000, an increase of 1.2% from 1994. Comparable store sales decreased 1.1%, reflecting a difficult apparel retail climate, especially in the Midwest region. The comparable store sales decrease included a 3.6% decrease in sales in the Midwest stores, partially offset by a 5.3% increase in sales in the Florida stores. The overall increase in sales is due to the opening of the Louisville, Kentucky store in November 1994. Sales in the Metropolitan Detroit stores are expected to be further pressured as a result of increased competition, including Nordstrom's entry into the market in the Fall of 1996. In addition, planned and potential store openings and closings described under "Corporate Development" are expected to affect future sales.

        Women's apparel and accessories represented 66.7% of the Company's total business in 1995. Other major components were men's 13.2%, children's 7.9%, home accessories 7.9% and miscellaneous 4.3%.

        The Company's gross profit percentage decreased to 32.5% in 1995 from 35.2% in 1994, reflecting higher markdowns and a LIFO provision which increased cost of merchandise sold by $1,324,000 in 1995 compared with a significant LIFO credit in 1994 which reduced cost of merchandise sold by $4,351,000.

        Selling, general and administrative expenses, expressed as a percentage of sales, increased to 32.2% from 31.7% in 1994. The increase is due primarily to the decrease in comparable store sales and resulting lack of expense leverage, first year costs associated with a new store opened in November 1994 and increased advertising costs, partially offset by lower health care costs in comparable stores.

        Interest expense, expressed as a percentage of sales, increased to 2.1% of sales versus 2.0% one year ago, reflecting primarily increased borrowings under term loan and revolving credit facilities.

        1995 net loss totalled $4,206,000, or 73 cents per common share, compared with 1994 net earnings of $4,088,000, or 71 cents per share. As a percentage of sales, net loss was 1.0% in 1995 compared with earnings of 1.0% in 1994.

        1995 and 1994 results include after-tax gains on sales of property totalling $693,000, or 12 cents per share, and $333,000, or 5 cents per share, respectively.

1994 versus 1993

        Sales in 1994 totalled $409,154,000, an increase of 1.3% from 1993. Excluding sales of furniture departments which were discontinued in six stores in the Fall of 1993, comparable store sales also increased 1.3% in 1994.

        Women's apparel and accessories represented 66.2% of the Company's total business in 1994. Other major components were men's 12.8%, children's 8.8%, home accessories 8.0% and miscellaneous 4.2%.

        The Company's gross profit percentage increased to 35.2% in 1994 from 33.9% in 1993, reflecting a higher markup percentage and a significant LIFO credit which reduced cost of merchandise sold by $4,351,000, partially offset by higher markdowns. In 1993, a LIFO credit (including liquidation of most furniture LIFO reserves, as discussed below) reduced cost of merchandise sold by $181,000.

        Selling, general and administrative expenses, as a percentage of sales, were 31.7% compared to 31.1% in 1993. This increase was due primarily to increased advertising costs, higher usage of third party credit cards and resulting increased merchant fees and reduced finance charge income, as well as to modest sales growth and a resulting lack of expense leverage.

        Interest expense increased in 1994 from 1993, reflecting primarily an increase in short-term rates and borrowings and lower interest capitalized on construction projects.

        1994 net earnings totalled $4,088,000, or 71 cents per common share, compared to 1993 net earnings of $3,014,000, or 52 cents per share. As a percentage of sales, net earnings were 1.0% in 1994 as compared to 0.7% in 1993.

        Net earnings include after-tax gains on sales of property totalling $333,000, or 5 cents per share, in 1994 and $636,000, or 11 cents per share, in 1993.

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


INFLATION

        The Company cannot determine the precise effects of inflation on its business. Because of inflation, historically the Company has experienced increases in the cost of merchandise and in certain operating expenses. The Company generally has been able to offset the effects of these increased expenses by adjusting prices, by using the LIFO method for valuing all merchandise inventories and by controlling expenses. The Company's ability to adjust prices is limited by competitive pressures in its market areas. The Department Store Inventory Price Indexes, published by the Bureau of Labor Statistics, are used to measure inflation's impact on inventories in the LIFO valuation. The BLS Index increased 0.7% overall in 1995, decreased 0.5% in 1994 and increased 1.3% in 1993.

LIQUIDITY AND CAPITAL RESOURCES

        At January 27, 1996, the Company's current ratio was 2.91 to 1 and working capital totalled $95,091,000, including $3,068,000 of cash and cash equivalents. At January 28, 1995, the Company's current ratio was 3.01 to 1 and working capital totalled $99,636,000, including $3,558,000 of cash and cash equivalents. At January 29, 1994, the current ratio was 3.13 to 1 and working capital totalled $93,348,000, including $5,899,000 of cash and cash equivalents.

        The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs. To support its present and planned working capital requirements, including working capital requirements for the two stores opening in 1996, the Company has a $65,000,000 Revolving Credit and Term Loan facility under a Credit Agreement with two banks. The Revolving Credit portion of the Credit Agreement provides for borrowings of up to $45,000,000, subject to a borrowing base limitation, at either or both of two interest rate alternatives, at the Company's option. Based on current rates, one of these options is below the prime rate of interest of the lending banks. Borrowings under the Revolving Credit line mature on June 30, 1998, with one year renewals subject to approval by both banks by June 30 of each subsequent year, beginning in 1996. The Revolving Credit line carries a commitment fee of two-tenths of 1% per annum on the unused portion of the line and a facility fee of one-tenth of 1% per annum on the total line. Compensating balances are not required. There was $17,200,000 outstanding under the Revolving Credit line at January 27, 1996.

        The Term Loan portion of the Credit Agreement totals $20,000,000 at a fixed rate of 7.99% and provides for payments of interest only through December 31, 1997, with quarterly principal payments of $1,000,000 commencing on March 31, 1998, through the maturity date of December 31, 2002.

        Borrowings under the Credit Agreement are guaranteed by the Company's subsidiaries and secured by receivables under Jacobson's credit plans and will be secured by first mortgages on selected properties.

        A part of the Company's financial strategy is to own, or obtain long-term leases on its properties. Capital expenditures to modernize and refixture existing stores and support facilities generally are financed with internally generated funds. New stores and major expansion projects generally are financed by first mortgages or comparable financing through the Company's consolidated, wholly-owned real estate subsidiary, Jacobson Stores Realty Company, or through long-term leases. Future expansion is expected to be financed in a similar manner.


CASH FLOWS

        Cash and cash equivalents decreased $490,000 in 1995, $2,341,000 in 1994 and $2,402,000 in 1993. Cash flows are impacted by operating, investing and financing activities. In 1995, operating activities provided $10,377,000 of cash, compared with $5,997,000 in 1994 and $16,303,000 in 1993. The increase in 1995 versus 1994 reflects primarily a $1,324,000 increase in LIFO reserves compared with a $4,351,000 reduction in 1994 and planned inventory reductions, partially offset by an unfavorable earnings variance. The decrease in 1994 versus 1993 reflects primarily increases in inventory levels, including start-up working capital requirements for a new store opened in late 1994 and a $4,351,000 reduction of LIFO reserves.

        Investing activities used cash of $7,747,000, $17,563,000 and $18,263,000 in 1995, 1994 and 1993, respectively. Investing activities included capital expenditures for the acquisition and fixturing of new stores, and expansion, modernization and refixturing of existing stores and support facilities totalling $6,540,000, $14,131,000 and $17,519,000 in 1995, 1994 and
1993, respectively. In addition, the Company incurred capital lease obligations (not included in cash investing activities above) primarily for computer hardware and related software totalling $199,000 and $1,085,000 in 1995 and 1993, respectively. There were no new capital lease obligations in 1994.

        Financing activities used cash of $3,120,000 in 1995, provided cash of $9,225,000 in 1994 and used cash of $442,000 in 1993. In 1995, the Company borrowed $3,700,000 more under its Credit Agreement than it had borrowed under its former revolving credit and term loan facilities in 1994 and used $3,930,000 of cash to service current maturities of long-term debt. In 1994, the Company borrowed $10,000,000 at a below-prime variable rate under its term loan facility, obtained $2,727,000 first mortgage financing and used $4,112,000 of cash to service current maturities of long-term debt. In addition, the Company had borrowings of $3,500,000 under its revolving credit line at January 28, 1995. In 1993, the Company obtained $8,000,000 first mortgage financing, and used $5,552,000 of cash to service current maturities of long-term debt and to retire the mortgage debt on its former downtown store facility in Ann Arbor. The Company paid common stock dividends of $2,890,000 in each of 1995, 1994 and 1993.

        The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations, debt maturities and commitments for stores planned to open in 1996.


CORPORATE DEVELOPMENT

        The Company's strategy is to achieve consistent long-term growth both by maintaining and improving market share in its existing communities and by entering new markets. The Company evaluates potential new locations and expects to open new stores as desirable opportunities arise and resources permit. The Company opened one new store in March 1996, has signed a lease for another new store expected to open in the Fall of 1996, and continues to evaluate opportunities for additional new stores. The Company has developed a concept store for these additional new stores based on a standard 65,000-70,000 square foot footprint on one level. Implementing a growth strategy would likely require additional capital, including additional debt or equity financing. The Company is currently exploring financing alternatives for its corporate development plans. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store openings and closings could have a significant impact on the Company's sales, expenses and capital requirements. In addition, store closings would likely entail significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision.

        The Company opened a 120,000 square foot leased store in the Town Center Plaza, a shopping center in Leawood, Kansas, a suburb of Kansas City, in March 1996.

        In May 1995, the Company signed a lease for an 80,000 square foot store under construction in Mizner Park, a mixed-use retail, residential and office development in Boca Raton, Florida. The store is targeted to open in the Fall of 1996.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following financial statements and supplementary financial information are filed as part of this report on pages F-1 through F-17:

        Consolidated Statements of Earnings, Three Fiscal Years Ended January 27, 1996.

        Consolidated Statements of Cash Flows, Three Fiscal Years Ended January 27, 1996.

        Consolidated Balance Sheets, January 27, 1996, January 28, 1995, and January 29, 1994.

        Consolidated Statements of Shareholders' Equity, Three Fiscal years Ended January 27, 1996.

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


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.     EXECUTIVE COMPENSATION.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information called for by Part III is incorporated by reference from those portions of the registrant's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be held May 23, 1996, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the following captions:

        "Voting Securities and Principal Holders Thereof" (pages 1-3, inclusive, of the proxy statement).

        "Election of Directors" (pages 3-7, inclusive, thereof).

        "Executive Compensation" (pages 8-12, inclusive, thereof); but excluding from this incorporation by reference everything appearing under the captions "Compensation Committee Report on Executive Compensation" and "Performance Graph" (pages 13-15, inclusive, thereof).

        Information with respect to executive officers of the Company is set forth on pages 10-11 of this report.

        For the purpose of stating the aggregate market value of voting stock held by non-affiliates on the cover of this report, the registrant considers that the directors of the registrant, the executive officers listed on page 10 of this report, the Marjorie L. Rosenfeld Trust, David A. Rosenfeld, the Jacobson's Retirement Savings & Profit Sharing Plan, the Jacobson Pension Plan, and The Jacobson Stores Foundation are affiliates, and that all other shareholders are non-affiliates. This statement is without prejudice to the classification of any shareholder at other times or for other purposes.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K.

        (a) The following financial statements, financial statement schedules, and exhibits are filed as part of this report:

                                                                         Page
        (1)  FINANCIAL STATEMENTS:

             Consolidated Statements of Earnings, Three Fiscal Years
                Ended January 27, 1996.                                  F-1

             Consolidated Statements of Cash Flows, Three Fiscal Years
                Ended January 27, 1996.                                  F-2

             Consolidated Balance Sheets, January 27, 1996,
                January 28, 1995, and January 29, 1994.                  F-3

             Consolidated Statements of Shareholders' Equity, Three
                Fiscal Years Ended January 27, 1996.                     F-4

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

             3(ii)   By-Laws, Jacobson Stores Inc., as amended March 21, 1996

             10(a)* Employment Agreement dated as of February 1, 1996, between Jacobson Stores Inc. and Mark K. Rosenfeld

             10(b)* Employment Agreement dated as of February 1, 1996, between Jacobson Stores Inc. and Paul W. Gilbert

             10(c)* Employment Agreement dated as of February 1, 1996, between Jacobson Stores Inc. and James B. Fowler

             10(d)* Employment Agreement dated as of March 27, 1996, between Jacobson Stores Inc. and Robert L. Moles

             10(e)* Change in Control Severance Agreement, dated December 18, 1995, between Jacobson Stores Inc. and Mark K. Rosenfeld

             10(f)* Change in Control Severance Agreement, dated December 18, 1995, between Jacobson Stores Inc. and Paul W. Gilbert

             10(g)* Change in Control Severance Agreement, dated December 18, 1995, between Jacobson Stores Inc. and James B. Fowler

             10(h)* Jacobson Stores Inc. Deferred Compensation Plan, as amended and restated January 24, 1996

             10(i)*  1996 Management Incentive Plan

             10(j)* Split Dollar Agreement, dated December 20, 1988, between Jacobson Stores Inc. and Mark K. Rosenfeld

             10(k)* Split Dollar Agreement, dated January 31, 1992, between Jacobson Stores Inc. and Paul W. Gilbert

             10(l)* Split Dollar Agreement, dated January 31, 1992, between Jacobson Stores Inc. and James B. Fowler

             10(m)*  First Amendment to Jacobson Stock Option Plan of 1994

             11      Computation of Earnings per Share

             21      Schedule of Subsidiaries

             23      Consent of Arthur Andersen LLP

             27      Financial Data Schedule

        In addition, the previously-filed exhibits listed below are incorporated herein by reference. (All references are to Securities and Exchange Commission File #0-6319 unless otherwise noted.)

Current                                                                Identification of
Exhibit                  Description of Exhibit                           Prior Filing
- -------                  ----------------------                        -----------------
3(i)(a)         Restated Articles of Incorporation,             Exhibit 19(a) to Form 10-Q,
                Jacobson Stores Inc., as amended and            Quarter Ended April 29,
                restated May 25, 1989                           1989

3(i)(b)         Certificate of Designation, Preferences         Exhibit 3(a) to Form 10-Q,
                and Rights of Preferred Stock of                Quarter Ended October 29,
                Jacobson Stores Inc.                            1988

4(a)            Election under Section 780,                     Exhibit 28 to Form 10-Q,
                Michigan Business Corporation Act               Quarter Ended October 27,
                                                                1984

4(b)            Indenture dated as of December 15,              File #33-10532:
                1986 between Jacobson Stores Inc.               Exhibit 4(a) to Form S-2
                and National Bank of Detroit, as                (Amendment No. 1), filed
                Trustee                                         December 12, 1986

4(c)            Rights Agreement dated as of October 4,         Exhibit I to Form 8-A and
                1988 between Jacobson Stores Inc. and           Exhibit 4 to Form 8-K,
                Manufacturers National Bank of Detroit,         October 7, 1988; Exhibit 1
                as Rights Agent; Change of Rights               to Amendment No. 1 to
                Agent, Effective June 1, 1989; Change           Form 8-A, May 16, 1989;
                of Rights Agent, Effective May 31, 1994         Exhibit 1 to Amendment No.
                                                                2 to Form 8-A, June 9, 1994

4(d)            Credit Agreement dated as of                    Exhibit 4(d) to Form 8-K
                December 21, 1995, between                      dated January 11, 1996
                Jacobson Stores Inc. and Comerica
                Bank, as Agent

9               Voting and Transfer Restriction                 Exhibit 9 to Form 10-K,
                Agreement, effective December 31,               Year Ended January 26,
                1990                                            1991

10(n)*          Jacobson Stock Option Plan of 1983,             Exhibit 19 to Form 10-Q,
                as amended and restated, effective              Quarter Ended October 26,
                May 28, 1987, and as further amended            1991
                May 24, 1990 and August 22, 1991

10(o)*          Jacobson Stock Option Plan of 1994              Exhibit A to Proxy Statement
                                                                in connection with the Annual
                                                                Meeting of Shareholders held
                                                                on May 26, 1994

10(p)*          Executive Employment Agreement                  Exhibit 10(b) to Form 10-K,
                dated March 22, 1995 between Jacobson           Year Ended January 28, 1995
                Stores Inc. and George P. Kelly

        With the exception of Exhibits 4(b) and 4(d), instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries have been omitted. The amount of debt authorized under each such omitted instrument is less than 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

        In addition to Exhibits 10(a) to 10(d), inclusive, and 10(p), the registrant has employment agreements with three other executive officers, which are not considered material in amount or significance.


        (b) The registrant filed a report on Form 8-K, dated as of January 11, 1996, during the last quarter of the period covered by this report. The report announced under Item 5 that the Company had executed a Credit Agreement, dated as of December 21, 1995, with two banks for a $65,000,000 line of credit which, effective on that date, replaced the $35,000,000 unsecured line of credit previously available under a Revolving Credit Agreement with Jacobson Credit Corp. and $30,000,000 outstanding under a Term Loan Agreement with the Company, both with the same two banks.

        (c)  See Item 14(a)(3).

        (d)  See Item 14(a)(2).

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:   April 9, 1996               JACOBSON STORES INC.



                                    By:    /s/  Mark K. Rosenfeld
                                         ------------------------------------
                                         Mark K. Rosenfeld, Chairman of the
                                            Board and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JACOBSON STORES INC.                                                 Date
                                                                     ----

By:    /s/  Mark K. Rosenfeld                                   April 9, 1996
     ------------------------------------
     Mark K. Rosenfeld, Chairman of
        the Board and Chief Executive
        Officer, and Director


By:    /s/  Paul W. Gilbert                                     April 9, 1996
     ------------------------------------
     Paul W. Gilbert, Vice Chairman
        of the Board, and Director
        (Principal Financial Officer)


By:    /s/  James B. Fowler                                     April 9, 1996
     ------------------------------------
     James B. Fowler, President and
        Director



By:    /s/  Timothy J. Spalding                                 April 9, 1996
     ------------------------------------
     Timothy J. Spalding, Vice President
        and Controller (Chief Accounting
        Officer)

JACOBSON STORES INC.                                                 Date
                                                                     ----

By:    /s/  Herbert S. Amster                                   April 9, 1996
     ------------------------------------
     Herbert S. Amster, Director



By:    /s/  Herman S. Kohlmeyer                                 April 9, 1996
     ------------------------------------
     Herman S. Kohlmeyer, Jr.,
        Director


By:    /s/  Kathleen McCree Lewis                               April 9, 1996
     ------------------------------------
     Kathleen McCree Lewis, Director



By:    /s/  Patricia Shontz Longe                               April 9, 1996
     ------------------------------------
     Patricia Shontz Longe, Director



By:    /s/  Michael T. Monahan                                  April 9, 1996
     ------------------------------------
     Michael T. Monahan, Director



By:                                                             April 9, 1996
     ------------------------------------
     Philip H. Power, Director



By:    /s/  Richard Z. Rosenfeld                                April 9, 1996
     ------------------------------------
     Richard Z. Rosenfeld, Director



By:    /s/  Robert L. Rosenfeld                                 April 9, 1996
     ------------------------------------
     Robert L. Rosenfeld, Director



By:    /s/  James L. Wolohan                                    April 9, 1996
     ------------------------------------
     James L. Wolohan, Director


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                           Year Ended
                                                              --------------------------------------
                                                              January 27,  January 28,   January 29,
(in thousands except per share data)                             1996         1995          1994
- ----------------------------------------------------------------------------------------------------

NET SALES............................................          $414,267      $409,154     $403,816
                                                               --------      --------     --------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
      occupancy expenses.............................           279,493       265,204      266,882
   Selling, general and administrative expenses......           133,572       130,039      125,759
   Interest expense, net.............................             8,808         8,027        7,544
   Gain on sale of property..........................            (1,065)         (504)        (979)
                                                               --------      --------     --------

          Total costs and expenses...................           420,808       402,766      399,206
                                                               --------      --------     --------

EARNINGS (LOSS) BEFORE INCOME TAXES..................            (6,541)        6,388        4,610

PROVISION (CREDIT) FOR INCOME TAXES..................            (2,335)        2,300        1,596
                                                               --------      --------     --------

NET EARNINGS (LOSS)..................................          $ (4,206)     $  4,088     $  3,014
                                                               ========      ========     ========


EARNINGS (LOSS) PER COMMON SHARE:
   Primary and Fully Diluted.........................            $(0.73)        $0.71        $0.52
                                                                 ======         =====        =====

- ------------------------------------------------------------------------------


The accompanying notes (pages F-5 through F-13) and summary of significant accounting policies (page F-14) are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended
                                                              --------------------------------------
                                                              January 27,  January 28,   January 29,
(in thousands)                                                    1996         1995          1994
- ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)...............................          $(4,206)      $4,088       $ 3,014
   Gain on sale of property, net of income tax.......             (693)        (333)         (636)
   Adjustments to reconcile net earnings (loss)
    to cash provided by operating
    activities:
     Depreciation and amortization...................           10,266       10,120         9,404
     Deferred taxes..................................              537        1,462           164
     Other liabilities...............................              911          (38)          (14)
     Change in:
        Receivables from customers, net..............              850        1,684         3,791
        Merchandise inventories......................            6,599      (15,080)        4,854
        Prepaid expenses and other assets............             (289)      (1,719)        1,052
        Accounts payable and accrued expenses........             (569)       6,737        (6,021)
        Current income taxes.........................           (3,029)        (924)          695
                                                               -------       ------       -------
                Net cash provided by operating
                   activities........................           10,377        5,997        16,303
                                                               -------       ------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, net of income tax.              827          612         2,096
   Additions to property and equipment...............           (6,540)     (14,131)      (17,519)
   Other non-current assets..........................           (2,034)      (4,044)       (2,840)
                                                               -------       ------       -------
                Net cash used in investing activities           (7,747)     (17,563)      (18,263)
                                                               -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt.......................            3,700       16,227         8,000
   Reduction of long-term debt.......................           (3,930)      (4,112)       (5,552)
   Cash dividends paid...............................           (2,890)      (2,890)       (2,890)
                                                               -------       ------       -------
                Net cash provided by (used in)
                   financing activities..............           (3,120)       9,225          (442)
                                                               -------       ------       -------
DECREASE IN CASH AND CASH EQUIVALENTS................             (490)      (2,341)       (2,402)
   Cash and cash equivalents, beginning of year......            3,558        5,899         8,301
                                                               -------       ------       -------
CASH AND CASH EQUIVALENTS, END OF YEAR...............          $ 3,068       $3,558       $ 5,899
                                                               =======       ======       =======

- ----------------------------------------------------------------------------


SUPPLEMENTARY CASH FLOW INFORMATION
The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Investing and financing activities not reported in the Consolidated Statements of Cash Flows, because they do not involve cash, include equipment acquired through capital lease obligations of $199,000 in 1995 and $1,085,000 in 1993. There were no new capital lease obligations in 1994.

Interest paid (net of interest capitalized) was $8,570,000 in 1995, $7,580,000 in 1994 and $7,165,000 in 1993. Income tax payments were $64,000 in 1995,
$1,977,000 in 1994 and $753,000 in 1993.

The accompanying notes (pages F-5 through F-13) and summary of significant accounting policies (page F-14) are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                              January 27,  January 28,   January 29,
(in thousands)                                                    1996         1995          1994
- ----------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.........................          $  3,068      $  3,558     $  5,899
   Receivables from customers, net...................            43,134        43,984       45,668
   Merchandise inventories...........................            89,249        95,848       80,768
   Prepaid expenses and other assets.................             3,928         3,639        1,920
   Refundable income taxes...........................             3,029            --           --
   Deferred taxes....................................             2,363         2,190        2,969
                                                               --------      --------     --------
           Total current assets......................           144,771       149,219      137,224
                                                               --------      --------     --------
PROPERTY AND EQUIPMENT, NET..........................            96,597       100,258       96,526
                                                               --------      --------     --------
OTHER ASSETS.........................................            21,146        19,112       15,068
                                                               --------      --------     --------
                                                               $262,514      $268,589     $248,818
                                                               ========      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt.................          $  4,531      $  3,865     $  3,971
   Accounts payable..................................            30,537        30,606       25,247
   Accrued expenses..................................            14,612        15,112       13,734
   Accrued income taxes..............................                --            --          924
                                                               --------      --------     --------

           Total current liabilities.................            49,680        49,583       43,876
                                                               --------      --------     --------

LONG-TERM DEBT.......................................           119,727       120,424      108,203
                                                               --------      --------     --------
DEFERRED TAXES.......................................             9,115         8,405        7,722
                                                               --------      --------     --------
OTHER LIABILITIES....................................             2,376         1,465        1,503
                                                               --------      --------     --------
SHAREHOLDERS' EQUITY:
   Common stock......................................             5,966         5,966        5,966
   Paid-in surplus...................................             7,109         7,109        7,109
   Retained earnings.................................            68,940        76,036       74,838
   Treasury stock....................................              (399)         (399)        (399)
                                                               --------      --------     --------

                                                                 81,616        88,712       87,514
                                                               --------      --------     --------

                                                               $262,514      $268,589     $248,818
                                                               ========      ========     ========

- -----------------------------------------------------------------------------


The accompanying notes (pages F-5 through F-13) and summary of significant accounting policies (page F-14) are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                        Common       Paid-in     Retained     Treasury
(in thousands except number of shares)                   Stock       Surplus     Earnings       Stock
- -------------------------------------------------------------------------------------------------------
BALANCE, January 30, 1993...........................     $5,966       $7,109      $74,714      $ (399)


FIFTY-TWO WEEKS ENDED January 29, 1994:
   Net earnings.....................................                                3,014
   Dividends paid, 50 cents per share...............                               (2,890)
                                                         -----        ------      -------      ------

BALANCE, January 29, 1994...........................     5,966         7,109       74,838        (399)


FIFTY-TWO WEEKS ENDED January 28, 1995:
   Net earnings.....................................                                4,088
   Dividends paid, 50 cents per share...............                               (2,890)
                                                         -----        ------      -------      ------

BALANCE, January 28, 1995...........................     5,966         7,109       76,036        (399)


FIFTY-TWO WEEKS ENDED January 27, 1996:
   Net loss.........................................                               (4,206)
   Dividends paid, 50 cents per share...............                               (2,890)
                                                         -----        ------      -------      ------

BALANCE, January 27, 1996...........................     $5,966       $7,109      $68,940      $ (399)
                                                         ======       ======      =======      ======

- -----------------------------------------------------------------------------



PREFERRED STOCK
Authorized 1,000,000 shares, $1 par value; no shares outstanding at January 29, 1994, January 28, 1995 and January 27, 1996.

COMMON STOCK
Authorized 15,000,000 shares, $1 par value; 5,966,2212/3 shares issued at January 29, 1994, January 28, 1995 and January 27, 1996. Shares issued include 187,200 shares in treasury at January 29, 1994, January 28, 1995 and January 27, 1996.


The accompanying notes (pages F-5 through F-13) and summary of significant accounting policies (page F-14) are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TAXES

The provisions for income taxes consisted of:

- ---------------------------------------------------------------------------
(in thousands)                                 1995       1994        1993
- ---------------------------------------------------------------------------
Currently payable......................      $(2,872)    $  838      $1,432
Deferred...............................          537      1,462         164
                                             -------     ------      ------
                                             $(2,335)    $2,300      $1,596
                                             =======     ======      ======

- ---------------------------------------------------------------------------

Income taxes as a percent of earnings before income taxes differed from the statutory Federal income tax rate as follows:

- -----------------------------------------------------------------------------
(percent of earnings before income taxes)        1995       1994        1993
- -----------------------------------------------------------------------------
Statutory Federal income tax rate...........    (34.0)%     34.0%       34.0%
State income tax............................       --        0.2         0.1
Tax reserves released.......................     (2.6)        --          --
Other.......................................      0.9        1.8         0.5
                                                -----       ----        ----
                                                (35.7)%     36.0%       34.6%
                                                =====       ====        ====

- -----------------------------------------------------------------------------

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes and are classified as current or non-current in the Consolidated Balance Sheets based on the classification of the assets and liabilities which gave rise to the temporary differences. The components of the net deferred income tax liability at January 27, 1996, January 28, 1995 and January 29, 1994 were as follows:

- -----------------------------------------------------------------------------------------------------
                                                                      January     January     January
(in thousands)                                                          1996        1995        1994
- -----------------------------------------------------------------------------------------------------
Deferred Tax Liabilities:
   Accelerated depreciation....................................       $ 4,279     $ 4,429     $ 4,475
   Additional pension cost deductible for tax purposes.........         5,759       4,664       3,930
   Other.......................................................           822          88         455
                                                                      -------     -------     -------
                                                                       10,860       9,181       8,860
                                                                      -------     -------     -------
Deferred Tax Assets:
   Accrued vacation pay........................................         1,246       1,181       1,144
   Additional inventory capitalized for tax purposes...........         1,079       1,086       1,044
   Alternative minimum tax credit carry forward................          -           -            277
   Other.......................................................         1,783         699       1,642
                                                                      -------     -------     -------
                                                                        4,108       2,966       4,107
                                                                      -------     -------     -------
                                                                      $ 6,752     $ 6,215     $ 4,753
                                                                      =======     =======     =======

- -----------------------------------------------------------------------------

Taxes, other than income taxes, were as follows:

- -----------------------------------------------------------------------------------------------------
(in thousands)                                                          1995        1994        1993
- -----------------------------------------------------------------------------------------------------
Payroll taxes..................................................       $ 8,012     $ 7,965     $ 7,167
Real estate and personal property taxes........................         4,021       4,316       4,134
Other taxes....................................................         1,305       1,245       1,116
                                                                      -------     -------     -------
                                                                      $13,338     $13,526     $12,417
                                                                      =======     =======     =======

- -----------------------------------------------------------------------------

ADVERTISING EXPENSE

The Company expenses advertising costs the first time the advertising takes place. Advertising expense totalled $13,625,000 in 1995, $11,932,000 in 1994 and $11,331,000 in 1993.


INTEREST EXPENSE

Components of net interest expense are summarized below:

- ------------------------------------------------------------------------------------------------------
(in thousands)                                                        1995          1994        1993
- ------------------------------------------------------------------------------------------------------

Revolving Credit line..........................................      $  617       $   365     $   167
Real estate obligations........................................       3,539         3,490       3,380
Long-term debt.................................................       4,558         4,054       3,908
Capital lease obligations......................................         206           369         487
                                                                     ------       -------     -------
                                                                      8,920         8,278       7,942
Less interest earned on short-term investments.................          36            95          66
Less interest capitalized on properties under development......          76           156         332
                                                                     ------       -------     -------
                                                                     $8,808       $ 8,027     $ 7,544
                                                                     ======       =======     =======

- ------------------------------------------------------------------------------



CUSTOMER CREDIT AND RECEIVABLES

Credit sales under Jacobson credit plans were 43.6% of total sales in 1995, 44.8% in 1994 and 48.4% in 1993. Credit plans consist of option and extended payment accounts.

Revenues and direct costs associated with the Company's credit program are summarized below:

- -----------------------------------------------------------------------------------------------------
(in thousands)                                                        1995         1994        1993
- -----------------------------------------------------------------------------------------------------
Finance charge revenues........................................      $5,118       $ 5,376     $ 5,660
                                                                     ------       -------     -------
Cost of credit operation:
   Credit and collection administration........................       1,557         1,394       1,389
   Allocated interest expense..................................       2,935         2,680       1,813
   Provision for doubtful accounts, net of recoveries..........         843           544         720
   Provision (credit) for income taxes.........................         (74)          258         591
                                                                     ------       -------     -------
                                                                      5,261         4,876       4,513
                                                                     ------       -------     -------
Net income from (cost of) credit program.......................      $ (143)      $   500     $ 1,147
                                                                     ======       =======     =======
   As a percent of credit sales................................        (0.1)%         0.3%        0.6%
                                                                       ====          ====        ====

- ------------------------------------------------------------------------------


The finance charge rate assessed under the Company's credit plans has remained unchanged for 1995, 1994 and 1993. Allocated interest expense is computed at the average rate of interest incurred on the Revolving Credit line applied to the average total receivables from customers. The average rate was 7.0% in 1995, 6.0% in 1994 and 3.8% in 1993.

Receivables from customers at year-end were as follows:

- ------------------------------------------------------------------------------
                                              January      January     January
(in thousands)                                  1996         1995        1994
- ------------------------------------------------------------------------------
Receivables from customers................    $ 43,907    $ 44,777    $ 46,498
Less reserve for doubtful accounts........         773         793         830
                                              --------    --------    --------
                                              $ 43,134    $ 43,984    $ 45,668
                                              ========    ========    ========

- ------------------------------------------------------------------------------


Accounts written off, net of recoveries, were $863,000 in 1995, $581,000 in 1994 and $791,000 in 1993 (0.48%, 0.32% and 0.40%, respectively, of credit sales).

MERCHANDISE INVENTORIES

All merchandise inventories are valued at cost, which is lower than market, as determined by the retail last-in, first-out (LIFO) method. At year-end, merchandise inventories were as follows:

- -------------------------------------------------------------------------------------
                                                     January     January     January
(in thousands)                                         1996        1995        1994
- -------------------------------------------------------------------------------------
Inventories at first-in, first-out (FIFO) cost....   $106,061    $111,336    $100,607
Less LIFO reserves................................     16,812      15,488      19,839
                                                     --------    --------    --------
                                                     $ 89,249    $ 95,848    $ 80,768
                                                     ========    ========    ========

- ------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT

Property and equipment at year-end are set forth below:

- ------------------------------------------------------------------------------------------------------
                                                                     January      January     January
(in thousands)                                                         1996         1995        1994
- ------------------------------------------------------------------------------------------------------
Land and improvements..........................................      $  9,418    $  9,472    $  9,329
Buildings and improvements.....................................        92,082      92,663      89,608
Furniture, fixtures and equipment..............................        47,864      44,299      38,870
Leasehold improvements.........................................        10,601      10,824       9,211
Construction in progress.......................................         2,751       2,116       1,089
Capital leases.................................................         9,809       9,610      10,403
                                                                     --------    --------    --------
                                                                      172,525     168,984     158,510
Less accumulated depreciation and amortization.................        75,928      68,726      61,984
                                                                     --------    --------    --------
                                                                     $ 96,597    $100,258    $ 96,526
                                                                     ========    ========    ========

- -----------------------------------------------------------------------------


Depreciation and amortization amounted to $10,266,000 in 1995, $10,120,000 in 1994 and $9,404,000 in 1993.


CAPITAL AND MAINTENANCE EXPENDITURES

Capital expenditures, including amounts under capital leases, for the past three years are summarized below:

- --------------------------------------------------------------------------
                           Stores and Store  Support Facilities
(in thousands)               Modernization      and Equipment     Total
- --------------------------------------------------------------------------
1995.......................     $4,449            $ 2,290        $ 6,739
1994.......................     12,359              1,772         14,131
1993.......................     15,503              3,101         18,604

- --------------------------------------------------------------------------


Stores and store modernization expenditures include those made for the acquisition of land, buildings and improvements, and related fixtures and equipment for new stores and expansion and re-fixturing of existing stores. Support facilities and equipment expenditures relate to corporate office and distribution centers and other non-store expenditures.

Repairs and maintenance expense totalled $1,943,000 in 1995, $1,846,000 in 1994 and $1,737,000 in 1993.

LONG-TERM LEASES

At January 27, 1996, the Company was obligated under non-cancellable long-term leases for certain stores or portions of stores, and for certain fixtures and equipment. Many of the leases contain renewal options. Most require payment of taxes, insurance, and other costs applicable to the property, and some require additional rentals based on percentages of sales.

Future minimum rental commitments as of January 27, 1996, for all non-cancellable leases which had a remaining term of more than one year were as follows:

- -----------------------------------------------------------------------------------------------------
                                                                                 Operating   Capital
(in thousands)                                                                     Leases    Leases
- -----------------------------------------------------------------------------------------------------
1996.....................................................................        $  4,746    $  940
1997.....................................................................           6,106       607
1998.....................................................................           6,717       272
1999.....................................................................           7,895       182
2000.....................................................................           7,674        47
Thereafter...............................................................         126,053       133
                                                                                 --------    ------
Total minimum lease payments.............................................        $159,191     2,181
                                                                                 ========
Less imputed interest....................................................                       313
                                                                                             ------
Capital lease obligations, including current maturities of $824..........                    $1,868
                                                                                             ======

- ------------------------------------------------------------------------------

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

Rental expense (net of rental income) was as follows:

- ---------------------------------------------------------------------------
(in thousands)                               1995        1994        1993
- ---------------------------------------------------------------------------
Buildings and improvements:
   Operating leases:
     Minimum rent.......................   $ 4,968     $ 3,831     $ 3,914
     Percentage rent....................     1,032         993       1,013
   Capital leases:
     Percentage rent....................       288         290         356
                                           -------     -------     -------

                                           $ 6,288     $ 5,114     $ 5,283
                                           =======     =======     =======
Fixtures and equipment:
   Operating leases.....................   $   456     $   888     $   947
                                           =======     =======     =======

- ---------------------------------------------------------------------------

FINANCING

In December 1995, the Company obtained a $65,000,000 Revolving Credit and Term Loan facility under a Credit Agreement with two banks which replaced revolving credit and term loan facilities with the same two banks. The Revolving Credit portion of the Agreement provides for borrowings of up to $45,000,000, subject to a borrowing base limitation, at either or both of two interest rate alternatives, at the Company's option. Based on current rates, one of these options is below the prime rate of interest of the lending banks. Borrowings under the Revolving Credit line mature on June 30, 1998, with one year renewals subject to approval by both banks by June 30 of each subsequent year, beginning in 1996. The Revolving Credit line carries a commitment fee of two-tenths of 1% per annum on the unused portion of the line and a facility fee of one-tenth of 1% per annum on the total line. Compensating balances are not required. There was $17,200,000 outstanding under the Revolving Credit line at January 27, 1996.

The Term Loan portion of the Credit Agreement totals $20,000,000 at a fixed rate of 7.99% and provides for payments of interest only through December 31, 1997, with quarterly principal payments of $1,000,000 commencing on March 31, 1998, through the maturity date of December 31, 2002.

Borrowings under the Agreement are guaranteed by the Company's subsidiaries and secured by receivables under Jacobson credit plans and will be secured by first mortgages on selected properties.

Revolving Credit line borrowings and interest rates for the past three years were as follows:

- ------------------------------------------------------------------------------
(in thousands)                                   1995       1994       1993
- ------------------------------------------------------------------------------
Maximum amount outstanding..................   $ 30,300   $ 25,500   $ 16,500
Daily weighted average amount outstanding...      8,776      6,051      4,393
Daily weighted average interest rate........        7.0%       6.0%       3.8%

- ------------------------------------------------------------------------------

At year-end, long-term debt, less current maturities, consisted of the following:

- -------------------------------------------------------------------------------------------------------
                                                                      January     January     January
(in thousands)                                                          1996        1995        1994
- -------------------------------------------------------------------------------------------------------
6 3/4% Convertible Subordinated Debentures due 2011...............   $ 32,775    $ 34,500    $ 34,500
Mortgage notes and collateral trust bonds due through 2013,
  at rates from 6.44% to 8.45%.................................        39,328      41,124      40,482
Term loan due 2002, at a fixed rate of 7.99%...................        20,000      30,000      20,000
Industrial development revenue bond obligations,
  due through 2015, at variable rates below prime..............         9,380       9,628       9,865
Notes under Revolving Credit line due 1998, at a blended
  rate below prime.............................................        17,200       3,500          --
                                                                     --------    --------    --------
                                                                      118,683     118,752     104,847
Capital lease obligations......................................         1,044       1,672       3,356
                                                                     --------    --------    --------
                                                                     $119,727    $120,424    $108,203
                                                                     ========    ========    ========

- -----------------------------------------------------------------------------

The 6 3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable, in whole or in part, at the option of the Company at declining premiums to December 15, 1996, and thereafter at par. Mandatory annual sinking fund payments of $1,725,000 are required beginning December 15, 1996. At January 27, 1996, 1,056,000 shares of authorized common stock were reserved for conversion.

Loan agreements include, among other things, covenants requiring minimum working capital, minimum net worth, a minimum cash flow ratio, a maximum funded debt to net worth ratio and restricting capital stock redemptions and dividend payments. Under the most restrictive net worth covenant, at January 27, 1996, $5,616,000 was available for capital stock redemptions and dividend payments.

Aggregate maturities of long-term debt for the next five years are as follows:

- -------------------------------------------------------------------------
                                                      Capital
                                        Long-Term      Lease
(in thousands)                             Debt    Obligations(1)  Total
- -------------------------------------------------------------------------
1996...................................  $ 3,707     $   824     $ 4,531
1997...................................    3,840         547       4,387
1998...................................   25,184         243      25,427
1999...................................    8,220         169       8,389
2000...................................    6,007          42       6,049

(1)Excluding imputed interest.

- -------------------------------------------------------------------------

Based on the quoted market price of the 6 3/4% Convertible Subordinated Debentures due 2011 and on the current rates offered to the Company for other long-term debt of similar remaining maturities, the estimated fair value of total long-term debt, excluding capital lease obligations, was less than the carrying value by approximately $9,971,000 at January 27, 1996, $14,400,000 at January 28, 1995 and $5,700,000 at January 29, 1994.


ACCRUED EXPENSES

Accrued expenses at year-end were as follows:

- -------------------------------------------------------------------------
                                         January     January     January
(in thousands)                             1996        1995        1994
- -------------------------------------------------------------------------
Wages and vacation pay.................   $ 7,293     $ 6,720     $ 6,272
Pension................................     1,424       1,293       1,100
Taxes other than income taxes..........     1,781       2,247       2,310
Interest...............................       982         927         801
Other..................................     3,132       3,925       3,251
                                          -------     -------     -------

                                          $14,612     $15,112     $13,734
                                          =======     =======     =======

- -------------------------------------------------------------------------


GAIN ON SALE OF PROPERTY

In 1995, the Company sold its former Children's Store in Birmingham, Michigan, at an after-tax gain of $693,000. In 1994, the Company sold its Store for the Home in East Lansing, Michigan, at an after-tax gain of $333,000 in connection with its phase out of furniture operations in six stores the previous year. In 1993, the Company relocated its Ann Arbor, Michigan, store operations to the Briarwood Mall and sold its interest in its downtown store facility at an after-tax gain of $636,000.

STOCK OPTIONS

At January 27, 1996, 91,350 shares of Jacobson Stores Inc. common stock were reserved for issuance under a stock option plan adopted in 1983. No more options may be granted under this plan. At January 27, 1996, 240,000 shares of Jacobson Stores Inc. common stock were reserved for issuance under a plan adopted in 1994 and options for an additional 160,000 shares were available for grant to directors and employees.

Option activity for the past three years was as follows:

- ---------------------------------------------------------------------------------
                                                      Number        Option Price
                                                    of Shares         Per Share
- ---------------------------------------------------------------------------------
Options outstanding at January 30, 1993...........    196,325      $13.75 - 21.75

Activity during 1993:
   Granted........................................      7,000       12.25 - 14.00
   Expired........................................     50,165       13.75 - 21.75
                                                     --------      --------------
Options outstanding at January 29, 1994...........    153,160       12.25 - 21.75

Activity during 1994:
   Granted........................................     37,250               14.38
   Expired........................................     49,810       12.88 - 19.80
                                                     --------      --------------
Options outstanding at January 28, 1995...........    140,600       12.25 - 21.75

Activity during 1995:
   Granted........................................    204,500        9.00 - 10.25
   Expired........................................     13,750       10.25 - 21.75
                                                     --------      --------------
Options outstanding at January 27, 1996...........    331,350      $ 9.00 - 16.50
                                                     ========      ==============

- ------------------------------------------------------------------------------


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

RETIREMENT PLANS

The Company has a trusteed non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under the plan are based on a career average pay formula. Service cost and the projected benefit obligation under the projected unit credit actuarial method reflect the impact of estimated increases in compensation on future pension benefits. Unrecognized pension costs and credits, including actuarial gains and losses, are amortized over the average remaining service period of those employees expected to receive pension benefits. Pension expense was $1,023,000 in 1995, $1,354,000 in 1994 and $1,160,000 in 1993. The Company's funding policy satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Pension plan assets are managed by independent investment managers.

Net periodic pension expense, the funded status of the plan, and the related actuarial assumptions for the past three years are as follows:

- ---------------------------------------------------------------------------------------
Components of Net Pension Expense (in thousands)         1995        1994        1993
- ---------------------------------------------------------------------------------------
Service cost for benefits earned during the year...   $  1,741    $  2,060    $  1,799
Interest cost on projected benefit obligation......      3,318       2,803       2,602
Actual return on assets............................    (11,176)      2,329      (1,365)
Net amortization and deferral......................      7,140      (5,838)     (1,876)
                                                      --------    --------    --------
Net pension expense................................   $  1,023    $  1,354    $  1,160
                                                      ========    ========    ========

- ------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------
                                                                              December 31,
                                                                     -------------------------------
Funded Status (in thousands)                                           1995       1994        1993
- ----------------------------------------------------------------------------------------------------
Actuarial present value of accumulated plan benefits:
   Vested......................................................      $ 41,948    $ 34,242    $ 33,697
   Non-vested..................................................         2,100       1,234       1,626
                                                                     --------    --------    --------
Accumulated benefit obligation.................................      $ 44,048    $ 35,476    $ 35,323
                                                                     ========    ========    ========

Projected benefit obligation...................................      $ 51,196    $ 40,021    $ 40,957
Fair market value of assets....................................        50,879      38,551      39,872
                                                                     --------    --------    --------
Plan assets less than projected benefit obligation.............          (317)     (1,470)     (1,085)
Unrecognized net assets at transition..........................          (478)       (803)     (1,129)
Unrecognized net loss..........................................        14,367      13,247      11,330
                                                                     --------    --------    --------
Net prepaid pension cost.......................................        13,572      10,974       9,116
Accrued pension expense........................................         1,424       1,293       1,100
                                                                     --------    --------    --------
Prepaid pension cost(1)........................................      $ 14,996    $ 12,267    $ 10,216
                                                                     ========    ========    ========

(1) Included in Other Assets on the Consolidated Balance Sheets.

- -----------------------------------------------------------------------------

- -----------------------------------------------------------------------------
Actuarial Assumptions                        1995        1994        1993
- -----------------------------------------------------------------------------
Discount rate:
   Beginning of year....................     8 1/2%      7%           7 1/2%
   End of year..........................     7 1/4       8 1/2        7
Expected return on plan assets..........     9           9            9
Rate of increase in compensation........     5           5            5

- -----------------------------------------------------------------------------


The Company contributed and charged to expense $302,000 in 1995, $293,000 in 1994 and $339,000 in 1993 for multi-employer pension plans. These contributions were determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Under the provisions of the Multi-Employer Pension Plan Amendments Act of 1980, if the Company should substantially or totally withdraw from a multi-employer pension fund, it would be required to continue contributions to such plan to the extent of its portion of the plan's unfunded vested liability. Management has no plans to terminate operations that would subject the Company to such liability.

CONDENSED BALANCE SHEETS

Condensed balance sheets of Jacobson Stores Realty Company, Jacobson Credit Corp. and merchandising operations are shown below:

- ----------------------------------------------------------------------------------
                                                  January     January     January
(in thousands)                                      1996        1995        1994
- ----------------------------------------------------------------------------------
JACOBSON STORES REALTY COMPANY
- ----------------------------------------------------------------------------------
Current assets..................................  $    269    $    284    $    159
Advances to Jacobson Stores Inc.................    23,460      19,902      17,764
Property and equipment, net.....................    55,196      59,057      63,186
Investments and other assets....................     2,760       3,055       1,146
                                                  --------    --------    --------
             Assets.............................  $ 81,685    $ 82,298    $ 82,255
                                                  ========    ========    ========

Current liabilities.............................  $  3,186    $  3,210    $  3,655
Long-term debt..................................    47,500      49,241      50,089
Other liabilities...............................     2,559       2,821       2,841
Equity of Jacobson Stores Inc...................    28,440      27,026      25,670
                                                  --------    --------    --------
             Liabilities and Equity.............  $ 81,685    $ 82,298    $ 82,255
                                                  ========    ========    ========

JACOBSON CREDIT CORP.
- ----------------------------------------------------------------------------------
Current assets..................................  $      4    $  3,580    $    245
Advances to Jacobson Stores Inc.................     8,615       8,392       7,993
                                                  --------    --------    --------
             Assets.............................  $  8,619    $ 11,972    $  8,238
                                                  ========    ========    ========

Current liabilities.............................  $     95    $    127    $     53
Long-term debt..................................     -           3,500       -
Equity of Jacobson Stores Inc...................     8,524       8,345       8,185
                                                  --------    --------    --------
             Liabilities and Equity.............  $  8,619    $ 11,972    $  8,238
                                                  ========    ========    ========

JACOBSON STORES INC. (merchandising operations)
- ----------------------------------------------------------------------------------
Current assets..................................  $145,481    $146,276    $136,887
Property and equipment, net.....................    41,402      41,201      33,340
Investments and other assets....................    21,785      19,517      17,442
                                                  --------    --------    --------
             Assets.............................  $208,668    $206,994    $187,669
                                                  ========    ========    ========

Current liabilities.............................  $ 47,381    $ 47,165    $ 40,235
Long-term debt..................................    72,227      67,683      58,114
Other liabilities...............................    10,229       8,409       7,801
Advances from subsidiaries......................    32,075      28,294      25,757
Shareholders' equity............................    46,756      55,443      55,762
                                                  --------    --------    --------
             Liabilities and Equity.............  $208,668    $206,994    $187,669
                                                  ========    ========    ========

- -----------------------------------------------------------------------------

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF REPORTING. Jacobson Stores Inc. operates specialty department stores in 27 cities in Michigan, Ohio, Indiana, Kansas, Kentucky and Florida. The consolidated financial statements include the accounts of the Company and two wholly-owned subsidiaries, Jacobson Stores Realty Company and Jacobson Credit Corp. All significant inter- company transactions and balances have been eliminated.

FISCAL YEAR. The Company's fiscal year ends on the last Saturday in January. Fiscal years 1995, 1994 and 1993 consisted of 52 weeks and ended January 27, 1996, January 28, 1995 and January 29, 1994, respectively.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the property and equipment, or over the respective lease terms, if such periods are shorter. Buildings and improvements are depreciated over ten to forty years. Furniture, fixtures and equipment are depreciated over five to ten years.

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

EARNINGS PER SHARE. Primary earnings per share are computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the year. Weighted average shares outstanding, excluding treasury shares, were 5,779,977 in 1995, 5,779,123 in 1994 and 5,779,117 in 1993. Fully diluted earnings per share are computed based on the additional assumption that the Company's 6 3/4% Convertible Subordinated Debentures due 2011 were converted to common stock at the date of issuance with a corresponding increase in net earnings to reflect reduction in related interest expense, net of income taxes. Weighted average shares outstanding used in the computation of fully diluted earnings per share were 6,835,992 in 1995, 6,835,138 in 1994 and 6,835,132 in 1993.

FINANCIAL INSTRUMENTS. With the exception of long-term debt and shareholders' equity, the Company records all financial instruments, including cash equivalents, receivables from customers and accounts payable, at or in amounts approximating market value.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the fiscal year. Actual results could differ from those estimates.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Jacobson Stores Inc.:

We have audited the accompanying consolidated balance sheets of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of January 27, 1996, January 28, 1995 and January 29, 1994 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Stores Inc. and subsidiaries as of January 27, 1996, January 28, 1995 and January 29, 1994 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 27, 1996, in conformity with generally accepted accounting principles.





                                                       /s/ ARTHUR ANDERSEN LLP


Detroit, Michigan
March 4, 1996

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                       QUARTERLY INFORMATION (unaudited)


OPERATING RESULTS

The unaudited quarterly operating results shown below were prepared using the same accounting policies that are applied to the annual data.

- --------------------------------------------------------------------------------------------------
                                                                            Quarter
                                                          ----------------------------------------
(in thousands, except per share data)                       First    Second      Third     Fourth
- --------------------------------------------------------------------------------------------------
1995
- ----
Net sales............................................     $100,298  $ 93,099   $ 87,802   $133,068
Cost of merchandise sold, buying and occupancy
    expenses.........................................       64,826    67,438     57,316     89,913
Selling, general and administrative expenses.........       33,000    31,665     32,884     36,023
Interest expense, net................................        2,208     2,182      2,136      2,282
Gain on sale of property.............................           --        --     (1,065)        --
Earnings (loss) before income taxes..................          264    (8,186)    (3,469)     4,850
Net earnings (loss)..................................          172    (5,321)    (2,255)     3,198
Earnings (loss) per share:
    Primary..........................................         $.03     $(.92)     $(.39)      $.55
    Fully diluted....................................          .03      (.92)      (.39)       .52


1994
- ----
Net sales............................................     $ 97,494  $ 89,917   $ 86,501   $135,242
Cost of merchandise sold, buying and occupancy
    expenses.........................................       62,974    63,529     55,509     83,192
Selling, general and administrative expenses.........       31,448    30,632     31,843     36,116
Interest expense, net................................        1,858     1,899      1,942      2,328
Gain on sale of property.............................         (504)       --         --         --
Earnings (loss) before income taxes..................        1,718    (6,143)    (2,793)    13,606
Net earnings (loss)..................................        1,117    (3,993)    (1,816)     8,780
Earnings (loss) per share:
    Primary..........................................         $.19     $(.69)     $(.31)     $1.52
    Fully diluted....................................          .19      (.69)      (.31)      1.34


1993
- ----
Net sales............................................     $ 96,063  $ 88,049   $ 90,436   $129,268
Cost of merchandise sold, buying and occupancy
    expenses.........................................       62,187    62,856     56,351     85,488
Selling, general and administrative expenses.........       31,276    29,726     31,355     33,402
Interest expense, net................................        1,945     1,875      1,885      1,839
Gain on sale of property.............................           --        --       (979)        --
Earnings (loss) before income taxes..................          655    (6,408)     1,824      8,539
Net earnings (loss)..................................          426    (4,166)     1,186      5,568
Earnings (loss) per share:
    Primary..........................................         $.07     $(.72)      $.21       $.96
    Fully diluted....................................          .07      (.72)       .21        .87

- ------------------------------------------------------------------------------

The Company's business is seasonal in nature. Traditionally, a higher proportion of sales and net earnings is generated in the fourth quarter (which includes the Christmas season). The anticipated effective annual tax rate is used to compute income taxes on a quarterly basis. The gross margins used in calculating cost of goods sold for interim periods include an allocation of the estimated annual LIFO provision, which cannot be determined precisely until the year-end inventory value is known and the Bureau of Labor Statistics Department Store Index is published in February.

The impact of LIFO on earnings per share as it was reported and as it would have been had the actual charge (benefit) been known when the quarterly allocations were made is shown below.

- ----------------------------------------------------------------
                     As Reported              As Reallocated
               ---------------------       --------------------
Quarter        1995    1994    1993        1995    1994    1993
- ----------------------------------------------------------------
  1st           $.06    $.07    $.08       $.04    $(.12)  $.03
  2nd            .05     .03    (.09)       .03     (.11)  (.12)
  3rd            .05     .05     .07        .03     (.11)   .03
  4th           (.01)   (.65)   (.08)       .05     (.16)   .04
                ----   -----   -----       ----    -----  -----
                $.15   $(.50)  $(.02)      $.15    $(.50) $(.02)
                ====   =====   =====       ====    =====  =====

- ---------------------------------------------------------------

                               INDEX OF EXHIBITS



Exhibits

3(ii)   By-Laws, Jacobson Stores Inc., as amended March 21, 1996

10(a) Employment Agreement dated as of February 1, 1996, between Jacobson Stores Inc. and Mark K. Rosenfeld

10(b) Employment Agreement dated as of February 1, 1996, between Jacobson Stores Inc. and Paul W. Gilbert

10(c) Employment Agreement dated as of February 1, 1996, between Jacobson Stores Inc. and James B. Fowler

10(d)   Employment Agreement dated as of March 27, 1996, between
        Jacobson Stores Inc. and Robert L. Moles

10(e) Change in Control Severance Agreement, dated December 18, 1995, between Jacobson Stores Inc. and Mark K. Rosenfeld

10(f) Change in Control Severance Agreement, dated December 18, 1995, between Jacobson Stores Inc. and Paul W. Gilbert

10(g) Change in Control Severance Agreement, dated December 18, 1995, between Jacobson Stores Inc. and James B. Fowler

10(h) Jacobson Stores Inc. Deferred Compensation Plan, as amended and restated January 24, 1996

10(i)   1996 Management Incentive Plan

10(j) Split Dollar Agreement, dated December 20, 1988, between Jacobson Stores Inc. and Mark K. Rosenfeld

10(k) Split Dollar Agreement, dated January 31, 1992, between Jacobson Stores Inc. and Paul W. Gilbert

10(l) Split Dollar Agreement, dated January 31, 1992, between Jacobson Stores Inc. and James B. Fowler

10(m)   First Amendment to Jacobson Stock Option Plan of 1994

11      Computation of Earnings per Share

21      Schedule of Subsidiaries

23      Consent of Arthur Andersen LLP

27      Financial Data Schedule

        In addition, the previously-filed exhibits listed below are incorporated herein by reference. (All references are to Securities and Exchange Commission File #0-6319 unless otherwise noted.)

Current                                                                Identification of
Exhibit                  Description of Exhibit                           Prior Filing
- -------                  ----------------------                        ------------------
3(i)(a)         Restated Articles of Incorporation,             Exhibit 19(a) to Form 10-Q,
                Jacobson Stores Inc., as amended and            Quarter Ended April 29,
                restated May 25, 1989                           1989

3(i)(b)         Certificate of Designation, Preferences         Exhibit 3(a) to Form 10-Q,
                and Rights of Preferred Stock of                Quarter Ended October 29,
                Jacobson Stores Inc.                            1988

4(a)            Election under Section 780,                     Exhibit 28 to Form 10-Q,
                Michigan Business Corporation Act               Quarter Ended October 27,
                                                                1984

4(b)            Indenture dated as of December 15,              File #33-10532:
                1986 between Jacobson Stores Inc.               Exhibit 4(a) to Form S-2
                and National Bank of Detroit, as                (Amendment No. 1), filed
                Trustee                                         December 12, 1986

4(c)            Rights Agreement dated as of October 4,         Exhibit I to Form 8-A and
                1988 between Jacobson Stores Inc. and           Exhibit 4 to Form 8-K,
                Manufacturers National Bank of Detroit,         October 7, 1988; Exhibit 1
                as Rights Agent; Change of Rights               to Amendment No. 1 to
                Agent, Effective June 1, 1989; Change           Form 8-A, May 16, 1989;
                of Rights Agent, Effective May 31, 1994         Exhibit 1 to Amendment
                                                                No. 2 to Form 8-A, June 9,
                                                                1994

4(d)            Credit Agreement dated as of                    Exhibit 4(d) to Form 8-K
                December 21, 1995, between                      dated January 11, 1996
                Jacobson Stores Inc. and Comerica
                Bank, as Agent

9               Voting and Transfer Restriction                 Exhibit 9 to Form 10-K,
                Agreement, effective December 31,               Year Ended January 26,
                1990                                            1991

10(n)           Jacobson Stock Option Plan of 1983,             Exhibit 19 to Form 10-Q,
                as amended and restated, effective              Quarter Ended October 26,
                May 28, 1987, and as further amended            1991
                May 24, 1990 and August 22, 1991

Current                                                                 Identification of
Exhibit                  Description of Exhibit                            Prior Filing
- -------                  ----------------------                         ------------------
10(o)           Jacobson Stock Option Plan of 1994              Exhibit A to Proxy Statement
                                                                in connection with the Annual
                                                                Meeting of Shareholders held
                                                                on May 26, 1994

10(p)           Executive Employment Agreement                  Exhibit 10(b) to Form 10-K,
                dated March 22, 1995, between Jacobson          Year Ended January 28, 1995
                Stores Inc. and George P. Kelly