Form 10-Q
period 1996-04-27
JACOBSON STORES INC
filed 1996-06-05
CIK 53025

FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended April 27, 1996

                         Commission file number 0-6319


                             JACOBSON STORES INC.
            (Exact name of registrant as specified in its charter)


             Michigan                                     38-0686330
   (State or other jurisdiction                          (IRS Employer
         of incorporation                            Identification Number)
         or organization)

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

                         Common Stock ($1 Par Value):
             5,779,021-2/3 Shares outstanding as of April 27, 1996

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                   FORM 10-Q

                       For Quarter Ended April 27, 1996


                                     INDEX


                                                                          Page
PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            .  Consolidated Balance Sheets - April 27, 1996 and
               January 27, 1996                                              1

            .  Consolidated Statements of Earnings - Thirteen Week Periods
               Ended April 27, 1996 and April 29, 1995                       2

            .  Consolidated Statements of Cash Flows - Thirteen Week
               Periods Ended April 27, 1996 and April 29, 1995               3

            .  Notes to Consolidated Financial Statements                    4

            Review by Independent Public Accountants                         7

            Exhibit:

            .  Report of Independent Public Accountants                      8

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    9


PART II:  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                13

     All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                  14

INDEX OF EXHIBITS


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)


                                                         April 27,      January 27,
                    ASSETS                                 1996             1996
                                                         ---------      -----------
CURRENT ASSETS:
   Cash and cash equivalents                            $   3,230        $   3,068
   Receivables from customers, net                         40,848           43,134
   Merchandise inventories                                 98,792           89,249
   Prepaid expenses and other assets                        3,091            3,928
   Refundable income taxes                                  2,435            3,029
   Deferred taxes                                           2,363            2,363
                                                        ---------        ---------
          Total current assets                            150,759          144,771
                                                        ---------        ---------
PROPERTY AND EQUIPMENT, NET                                97,425           96,597
                                                        ---------        ---------
OTHER ASSETS                                               21,114           21,146
                                                        ---------        ---------
                                                        $ 269,298        $ 262,514
                                                        =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                    $   4,273        $   4,531
   Accounts payable                                        27,627           30,537
   Accrued expenses                                        14,466           14,612
                                                        ---------        ---------
          Total current liabilities                        46,366           49,680
                                                        ---------        ---------
LONG-TERM DEBT                                            129,411          119,727
                                                        ---------        ---------
DEFERRED TAXES                                              9,115            9,115
                                                        ---------        ---------
OTHER LIABILITIES                                           2,500            2,376
                                                        ---------        ---------
SHAREHOLDERS' EQUITY:
   Common stock                                             5,966            5,966
   Paid-in surplus                                          7,109            7,109
   Retained earnings                                       69,230           68,940
   Treasury stock                                            (399)            (399)
                                                        ---------        ---------
                                                           81,906           81,616
                                                        ---------        ---------
                                                        $ 269,298        $ 262,514
                                                        =========        =========

       The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands except per share and dividend data)
                                  (unaudited)


                                                                 Thirteen Weeks Ended
                                                                -----------------------
                                                                 April 27,     April 29,
                                                                   1996          1995
                                                                ----------     --------
NET SALES, including leased departments                         $  106,525     $ 100,298
                                                                ----------     ---------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
      occupancy expenses                                            68,260        64,826
   Selling, general and administrative expenses                     34,436        33,000
   Interest expense, net                                             2,272         2,208
                                                                ----------     ---------

          Total costs and expenses                                 104,968       100,034
                                                                ----------     ---------

EARNINGS BEFORE INCOME TAXES                                         1,557           264

PROVISION FOR INCOME TAXES                                             545            92
                                                                ----------     ---------

NET EARNINGS                                                    $    1,012     $     172
                                                                ==========     =========



EARNINGS PER COMMON SHARE:
   Primary and fully diluted                                       $  0.18       $  0.03
                                                                   =======       =======


CASH DIVIDENDS PER SHARE                                           $  0.12-1/2   $  0.12-1/2
                                                                   =======       =======

       The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                        Thirteen Weeks Ended
                                                                      -----------------------
                                                                      April 27,     April 29,
                                                                        1996           1995
                                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                      $   1,012      $    172
   Adjustments to reconcile net earnings to
   cash provided by (used in) operating activities:
     Depreciation and amortization                                       2,549         2,549
     Other liabilities                                                     124           218

     Change in:
        Receivables from customers, net                                  2,286         5,634
        Merchandise inventories                                         (9,543)       (6,500)
        Prepaid expenses and other assets                                  837         1,108
        Accounts payable and accrued expenses                           (3,056)       (3,347)
        Current income taxes                                               594            --
                                                                     ---------      --------

             Net cash used in operating activities                      (5,197)         (166)
                                                                     ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                  (3,377)       (1,283)
   Other non-current assets                                                 32          (589)
                                                                     ---------      --------

             Net cash used in investing activities                      (3,345)       (1,872)
                                                                     ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                          11,300         4,200
   Reduction of long-term debt                                          (1,874)         (870)
   Cash dividends paid                                                    (722)         (722)
                                                                     ---------      --------

             Net cash provided by financing activities                   8,704         2,608
                                                                     ---------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                                      162           570

   Cash and cash equivalents, beginning of period                        3,068         3,558
                                                                     ---------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   3,230      $  4,128
                                                                     =========      ========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                       For Quarter Ended April 27, 1996





       The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

       Because of the nature of the specialty department store business, the results for the thirteen week periods ended April 27, 1996 and April 29, 1995 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

(1)    EARNINGS PER SHARE

       Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Weighted average shares outstanding were 5,781,000 and 5,782,000 for the thirteen week periods ended April 27, 1996 and April 29, 1995, respectively.

       Fully diluted earnings per share are computed based on the additional assumption that the Company's 6-3/4% Convertible Subordinated Debentures due 2011 were converted to common stock at the date of issuance with a corresponding increase in net earnings to reflect a reduction in related interest expense, net of income taxes. Weighted average shares outstanding used in the computation of fully-diluted earnings per share were 6,840,000 and 6,835,000 for the thirteen week periods ended April 27, 1996 and April 29, 1995, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                       For Quarter Ended April 27, 1996




(2)    CUSTOMER CREDIT AND RECEIVABLES

       Receivables from customers were as follows:

                                                          April 27,   January 27,
              (in thousands)                                1996         1996
              -------------------------------------------------------------------
              Receivables from customers                  $ 41,665     $ 43,907
              Less reserve for doubtful accounts               817          773
                                                          --------     --------

                                                          $ 40,848     $ 43,134
                                                          ========     ========

(3)    MERCHANDISE INVENTORIES

       Merchandise inventories were as follows:

                                                         April 27,    January 27,
              (in thousands)                               1996          1996
              -------------------------------------------------------------------
              Inventories at first-in, first-out
                 (FIFO) cost                             $ 116,127     $  106,061
              Less LIFO reserves                            17,335         16,812
                                                         ---------     ----------

                                                         $  98,792     $   89,249
                                                         =========     ==========

(4)    PROPERTY AND EQUIPMENT

       Property and equipment are set forth below:

                                                         April 27,    January 27,
              (in thousands)                                1996         1996
              -------------------------------------------------------------------
              Property and equipment                     $ 170,435     $  172,525
              Less accumulated depreciation
                and amortization                            73,010         75,928
                                                         ---------     ----------

                                                         $  97,425     $   96,597
                                                         =========     ==========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                       For Quarter Ended April 27, 1996


(5)   SUPPLEMENTARY CASH FLOW INFORMATION

      The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

      Interest paid (net of interest capitalized) totalled $1,697,000 and $1,665,000 in the thirteen week periods ended April 27, 1996 and April 29, 1995, respectively. The Company received income tax refunds of $51,000 for the thirteen week period ended April 27, 1996 and paid $2,000 in income taxes for the thirteen week period ended April 29, 1995.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                         PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 27, 1996


      REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

      Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirteen week period ended April 27, 1996. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                                                       EXHIBIT
                              ARTHUR ANDERSEN LLP


                   Report of Independent Public Accountants



To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of April 27, 1996 and the related condensed consolidated statements of earnings and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Jacobson Stores Inc. and subsidiaries as of January 27, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated March 4, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 27, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                     /s/  ARTHUR ANDERSEN LLP

Detroit, Michigan
May 10, 1996

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 27, 1996



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The registrant, Jacobson Stores Inc., a Michigan corporation and successor to a business founded in 1868, operates specialty department stores catering to discerning customers with preferences for quality merchandise. The Company emphasizes quality merchandise, fully staffed stores, personalized customer service and attractive, comfortable shopping surroundings. Each store features fashion apparel and accessories for the family, and most offer decorative accents for the home.

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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED APRIL 27, 1996 COMPARED TO THIRTEEN WEEKS ENDED APRIL 29, 1995

     Sales for the quarter ended April 27, 1996, totalled $106,525,000, an increase of 6.2% from 1995. The thirteen weeks this year include sales in a new store in Leawood, Kansas, which opened in March 1996. Comparable store sales increased 2.4% (7.9% increase in Florida; 0.7% decrease in Midwest). Sales in the Metropolitan Detroit stores are expected to be pressured as a result of increased competition, including the entry of Nordstrom's into the market in the Fall of 1996. In addition, planned and potential store openings and closings described under "Corporate Development" are expected to affect future sales.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 27, 1996



     The Company's gross profit percentage increased to 35.9% for the thirteen weeks this year from 35.4% in 1995, reflecting lower markdowns partially offset by incentive discounts offered to new charge customers.

     Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 32.3% in the quarter from 32.9% one year ago. The decrease is due primarily to expense leverage provided by sales growth and lower advertising expenses.

     Interest expense, expressed as a percentage of sales, decreased to 2.1% for the quarter from 2.2% one year ago, as leverage provided by sales growth was partially offset by higher revolving credit and term loan borrowings.

     1996 net earnings for the thirteen weeks totalled $1,012,000, or 18 cents per common share, compared to $172,000, or 3 cents per share, last year. As a percentage of sales, net earnings were 1.0% in 1996 compared to 0.2% one year ago.

b.   LIQUIDITY AND CAPITAL RESOURCES

     At April 27, 1996, the Company's current ratio was 3.25 to 1 and working capital totalled $104,393,000, including $3,230,000 of cash and cash equivalents. At January 27, 1996, the current ratio was 2.91 to 1 and working capital totalled $95,091,000, including $3,068,000 of cash and cash equivalents.

     The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs. To support its present and planned working capital requirements, including working capital requirements for the two stores opening in 1996, the Company has a $65,000,000 Revolving Credit and Term Loan facility under a Credit Agreement with two banks. At April 27, 1996, there was $28,500,000 outstanding under the Revolving Credit line and $20,000,000 outstanding under the Term Loan portion of the Credit Agreement.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 27, 1996



c.   CASH FLOWS

     Cash and cash equivalents increased $162,000 in the thirteen weeks ended April 27, 1996 compared to an increase of $570,000 in the thirteen weeks ended April 29, 1995. Cash flows are impacted by operating, investing and financing activities. In the thirteen weeks this year, operating activities used $5,197,000 of cash, compared to $166,000 of cash used in 1995. The decrease in 1995 versus 1996 reflects primarily inventory requirements of the new Leawood, Kansas store and increased use of the Jacobson charge card in the first quarter this year due to the new store and a customer incentive program, partially offset by higher income in 1996.

     Investing activities used cash of $3,345,000 in the thirteen weeks this year compared to $1,872,000 in 1995. Investing activities included capital expenditures for the acquisition and fixturing of new stores, and expansion, modernization and refixturing of existing stores and support facilities totalling $3,377,000 in the first thirteen weeks of 1996 compared to $1,283,000 last year.

     Financing activities provided cash of $8,704,000 in the thirteen weeks this year compared to $2,608,000 last year. In the first thirteen weeks this year, the Company borrowed $7,100,000 more under the Revolving Credit portion of its Credit Agreement than it had borrowed under its former revolving credit facility in 1995. In the first thirteen weeks this year, the Company used $1,874,000 to service current maturities of long-term debt compared to $870,000 in 1995. The Company paid common stock dividends of $722,000 in each thirteen week period in 1996 and 1995.

     The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations, debt maturities and commitments for another store opening in 1996.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 27, 1996



d.   CORPORATE DEVELOPMENT

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

     The Company's strategy is to achieve long-term growth both by maintaining and improving market share in its existing communities and by entering new markets. The Company evaluates potential new store locations and would open new stores as desirable opportunities arise and resources permit. The Company has developed a concept store for additional new stores based on a standard 65,000-70,000 square foot footprint on one level. Implementing a growth strategy would likely require additional capital, including additional debt or equity financing. The Company is currently exploring its strategic alternatives, including its financing alternatives for its corporate development plans. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store openings and closings could have a significant impact on the Company's sales, expenses and capital requirements. In addition, store closings would likely entail significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          PART II: OTHER INFORMATION

                       For Quarter Ended April 27, 1996



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            11    Computation of Earnings Per Share

            15    Letter from Independent Public Accountants

            27    Financial Data Schedule

     (b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during its fiscal quarter ended April 27, 1996.


All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       For Quarter Ended April 27, 1996



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 JACOBSON STORES INC.
                                           -------------------------------
                                                     (Registrant)



Date:    June 4, 1996               BY:    /s/  Mark K. Rosenfeld
                                           -------------------------------
                                           MARK K. ROSENFELD
                                           Chairman of the Board and Chief
                                           Executive Officer



Date:    June 4, 1996               BY:    /s/  Paul W. Gilbert
                                           -------------------------------
                                           PAUL W. GILBERT
                                           Vice Chairman of the Board
                                           (Principal Financial Officer)

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                               INDEX OF EXHIBITS



            11      Computation of Earnings Per Share

            15      Letter from Independent Public Accountants

            27      Financial Data Schedule


   All exhibits except as set forth above have been omitted as not applicable or not required.