Form 10-Q
period 1996-07-27
JACOBSON STORES INC
filed 1996-09-10
CIK 53025

FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 27, 1996

                         Commission file number 0-6319


                             JACOBSON STORES INC.
                             --------------------
            (Exact name of registrant as specified in its charter)


            Michigan                                        38-0686330
            --------                                        ----------
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                      Identification Number)

                  3333 Sargent Road, Jackson, Michigan 49201
                  ------------------------------------------
         (Address of principal executive offices, including zip code)

                                (517) 764-6400
                                --------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                         Common Stock ($1 Par Value):
             5,779,021-2/3 Shares outstanding as of July 27, 1996

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q
                        For Quarter Ended July 27, 1996

                                     INDEX
                                                                          Page
                                                                          ----
PART I:    FINANCIAL INFORMATION

     Item 1.  Financial Statements

              . Consolidated Balance Sheets - July 27, 1996 and
                 January 27, 1996                                            1

              . Consolidated Statements of Earnings -
                Thirteen and Twenty- Six Week Periods Ended
                  July 27, 1996 and July 29, 1995                            2

              . Consolidated Statements of Cash Flows -
                Twenty-Six Week Periods Ended July 27, 1996
                  and July 29, 1995                                          3

              . Notes to Consolidated Financial Statements                   4

              Review by Independent Public Accountants                       7

              Exhibit:

              . Report of Independent Public Accountants                     8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            9


PART II:   OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders           13
     Item 6.  Exhibits and Reports on Form 8-K                              14

     All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                  15

INDEX OF EXHIBITS

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                              July 27,   January 27,
ASSETS                                          1996         1996
                                             ---------   -----------
CURRENT ASSETS:
   Cash and cash equivalents .............   $   4,797    $   3,068
   Receivables from customers, net .......      35,248       43,134
   Merchandise inventories ...............      81,798       89,249
   Prepaid expenses and other assets .....       2,101        3,928
   Refundable income taxes ...............       5,634        3,029
   Deferred taxes ........................       2,363        2,363
                                             ---------    ---------
             Total current assets ........     131,941      144,771
                                             ---------    ---------
PROPERTY AND EQUIPMENT, NET ..............      95,510       96,597
                                             ---------    ---------
OTHER ASSETS .............................      22,652       21,146
                                             ---------    ---------
                                             $ 250,103    $ 262,514
                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt .....   $   4,229    $   4,531
   Accounts payable ......................      24,604       30,537
   Accrued expenses ......................      13,875       14,612
                                             ---------    ---------
             Total current liabilities ...      42,708       49,680
                                             ---------    ---------
LONG-TERM DEBT ...........................     120,403      119,727
                                             ---------    ---------
DEFERRED TAXES ...........................       9,115        9,115
                                             ---------    ---------
OTHER LIABILITIES ........................       2,624        2,376
                                             ---------    ---------
SHAREHOLDERS' EQUITY:
   Common stock ..........................       5,966        5,966
   Paid-in surplus .......................       7,109        7,109
   Retained earnings .....................      62,577       68,940
   Treasury stock ........................        (399)        (399)
                                             ---------    ---------
                                                75,253       81,616
                                             ---------    ---------
                                             $ 250,103    $ 262,514
                                             =========    =========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands except per share and dividend data)
                                  (unaudited)


                                                       Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                                      ----------------------    ----------------------
                                                       July 27,    July 29,      July 27,    July 29,
                                                        1996         1995         1996         1995
                                                      ---------    ---------    ---------    ---------

NET SALES, including leased departments ...........   $  93,990    $  93,099    $ 200,515    $ 193,397
                                                      ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
       occupancy expenses .........................      69,258       67,438      137,518      132,264
   Selling, general and administrative expenses ...      31,586       31,665       66,022       64,665
   Interest expense, net ..........................       2,272        2,182        4,544        4,390
                                                      ---------    ---------    ---------    ---------
             Total costs and expenses .............     103,116      101,285      208,084      201,319
                                                      ---------    ---------    ---------    ---------

EARNINGS (LOSS) BEFORE INCOME TAXES ...............      (9,126)      (8,186)      (7,569)      (7,922)

PROVISION (CREDIT) FOR INCOME TAXES ...............      (3,195)      (2,865)      (2,650)      (2,773)
                                                      ---------    ---------    ---------    ---------

NET EARNINGS (LOSS) ...............................   $  (5,931)   $  (5,321)   $  (4,919)   $  (5,149)
                                                      =========    =========    =========    =========

EARNINGS (LOSS) PER COMMON SHARE:
   Primary and fully diluted ......................   $   (1.02)   $   (0.92)   $   (0.85)   $  (0.89)
                                                      =========    =========    =========    ========

CASH DIVIDENDS PER SHARE ..........................   $0.12 1/2    $0.12 1/2    $    0.25    $   0.25
                                                      =========    =========    =========    ========


       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                               Twenty-Six Weeks Ended
                                                               ----------------------
                                                                 July 27,    July 29,
                                                                   1996        1995
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................   $(4,919)   $ (5,149)
   Adjustments to reconcile net loss to cash provided
   by operating activities:
      Depreciation and amortization ..........................     5,139       5,098
      Other liabilities ......................................       248         433

      Change in:
         Receivables from customers, net .....................     7,886       7,471
         Merchandise inventories .............................     7,451      11,006
         Prepaid expenses and other assets ...................     1,827       1,397
         Accounts payable and accrued expenses ...............    (6,670)     (2,880)
         Refundable income taxes .............................    (2,605)     (3,077)
                                                                 -------    --------
                  Net cash provided by operating activities ..     8,357      14,299
                                                                 -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment .......................    (4,052)     (3,678)
   Other non-current assets ..................................    (1,506)       (473)
                                                                 -------    --------
                  Net cash used in investing activities ......    (5,558)     (4,151)
                                                                 -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt ...............................     2,800        --
   Reduction of long-term debt ...............................    (2,426)     (5,238)
   Cash dividends paid .......................................    (1,444)     (1,444)
                                                                 -------    --------
                  Net cash used in financing activities ......    (1,070)     (6,682)
                                                                 -------    --------
INCREASE IN CASH AND CASH EQUIVALENTS ........................     1,729       3,466

   Cash and cash equivalents, beginning of period ............     3,068       3,558
                                                                 -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................   $ 4,797    $  7,024
                                                                 =======    ========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                        For Quarter Ended July 27, 1996



        The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

        Because of the nature of the specialty department store business, the results for the twenty-six week periods ended July 27, 1996 and July 29, 1995 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

  (1)   EARNINGS PER SHARE

        Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Weighted average shares outstanding were 5,808,000 and 5,783,000 for the quarters ended July 27, 1996 and July 29, 1995, respectively, and 5,791,000 and 5,783,000 for the twenty-six week periods ended July 27, 1996 and July 29, 1995, respectively.

        Fully diluted earnings per share are computed based on the additional assumption that the Company's 6-3/4% Convertible Subordinated Debentures due 2011 were converted to common stock at the date of issuance with a corresponding increase in net earnings to reflect a reduction in related interest expense, net of income taxes. Weighted average shares outstanding used in the computation of fully diluted earnings per share were 6,864,000 and 6,840,000 for the quarters ended July 27, 1996 and July 29, 1995, respectively, and 6,862,000 and 6,839,000 for the twenty-six week periods ended July 27, 1996 and July 29, 1995, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                        For Quarter Ended July 27, 1996


  (2)  CUSTOMER CREDIT AND RECEIVABLES Receivables from customers were as follows:
                                                      July 27,     January 27,
           (in thousands)                               1996           1996
           -----------------------------------------------------------------
           Receivables from customers                 $  36,028      $  43,907
           Less reserve for doubtful accounts               780            773
                                                      ---------      ---------
                                                      $  35,248      $  43,134
                                                      =========      =========


  (3)  MERCHANDISE INVENTORIES
       Merchandise inventories were as follows:
                                                      July 27,     January 27,
           (in thousands)                               1996           1996
           -----------------------------------------------------------------
           Inventories at first-in, first out
               (FIFO) cost                            $  99,213      $ 106,061
           Less LIFO reserves                            17,415         16,812
                                                      ---------      ---------
                                                      $  81,798      $  89,249
                                                      =========      =========



  (4)  PROPERTY AND EQUIPMENT
       Property and equipment are set forth below:
                                                      July 27,     January 27,
           (in thousands)                               1996           1996
           -----------------------------------------------------------------
           Property and equipment                     $ 171,902      $ 172,525
           Less accumulated depreciation
               and amortization                          76,392         75,928
                                                      ---------      ---------
                                                      $  95,510      $  96,597
                                                      =========      =========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                        For Quarter Ended July 27, 1996



  (5)   CREDIT AGREEMENT

        The Company has a Revolving Credit and Term Loan facility under a Credit Agreement with two banks. The Revolving Credit portion of the Agreement provides for borrowings of up to $45,000,000, subject to a borrowing base limitation. Borrowings under the Revolving Credit line mature on June 30, 1998, with one year renewals subject to approval by both banks each year. The Company has requested renewal of the line for an additional year through June 30, 1999. For 1996 only, the Company and the banks have agreed to extend to November 30, 1996, the due date for the banks' decision whether to renew the Revolving Credit line for this additional year.


  (6)   SUPPLEMENTARY CASH FLOW INFORMATION

        The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

        Interest paid (net of interest capitalized) totalled $4,583,000 and $4,367,000 in the twenty-six week periods ended July 27, 1996 and July 29, 1995, respectively. The Company received income tax refunds of $44,000 for the twenty-six week period ended July 27, 1996 and paid $64,000 in income taxes for the twenty-six week period ended July 29, 1995.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                        For Quarter Ended July 27, 1996




        REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

        Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the twenty-six week period ended July 27, 1996. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                    EXHIBIT
                              ARTHUR ANDERSEN LLP


                   Report of Independent Public Accountants


To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of July 27, 1996 and the related condensed consolidated statements of earnings and cash flows for the twenty-six week period then ended. These financial statements are the responsibility of the Company's management.

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


                                           /s/  ARTHUR ANDERSEN LLP
                                           -------------------------

Detroit, Michigan
August 12, 1996

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                        For Quarter Ended July 27, 1996


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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED JULY 27, 1996 COMPARED TO THIRTEEN WEEKS ENDED JULY 29, 1995

     Sales for the quarter ended July 27, 1996, totalled $93,990,000, an increase of 1.0% from 1995. The thirteen weeks this year include sales in a new store in Leawood, Kansas, which opened in March 1996. Comparable store sales decreased 3.7% (5.0% increase in Florida; 6.4% decrease in Midwest). Midwest sales for the thirteen weeks were adversely affected by a change in the timing of the Company's Fall Pre-Season Sale, which was moved to early August in 1996. Sales in the Metropolitan Detroit stores are expected to be pressured as a result of increased competition, including the entry of Nordstrom's into the market in August 1996.

     The Company's gross profit percentage decreased to 26.3% for the thirteen weeks this year from 27.6% in 1995, reflecting incentive discounts offered to new charge customers and a shift of summer clearance third markdowns into the second quarter this year, partially offset by a lower LIFO provision.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                        For Quarter Ended July 27, 1996


     Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 33.6% in the quarter from 34.0% one year ago. The decrease is due primarily to lower health care, advertising and store pre-opening expenses, as well as to a reduction in comparable store payroll expense.

     Interest expense, expressed as a percentage of sales, increased to 2.4% for the quarter from 2.3% one year ago due to higher revolving credit and term loan borrowings.

     1996 net loss for the thirteen weeks totalled $5,931,000, or $1.02 per common share, compared to $5,321,000, or 92 cents per share, last year. As a percentage of sales, net loss was 6.3% in 1996 compared to 5.7% one year ago.

b. OPERATING RESULTS: TWENTY-SIX WEEKS ENDED JULY 27, 1996 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 29, 1995

     Sales for the twenty-six weeks ended July 27, 1996, totalled $200,515,000, an increase of 3.7% from 1995. The twenty-six weeks this year include sales in a new store in Leawood, Kansas, which opened in March 1996. Comparable store sales decreased 0.5% (6.7% increase in Florida; 3.6% decrease in Midwest). Midwest sales for the twenty-six weeks were adversely affected by a change in the timing of the Company's Fall Pre-Season Sale, which was moved to early August in 1996. Sales in the Metropolitan Detroit stores are expected to be pressured as a result of increased competition, including the entry of Nordstrom's into the market in August 1996.

     The Company's gross profit percentage decreased to 31.4% from 31.6% in 1995, reflecting incentive discounts offered to new charge customers, partially offset by lower markdowns and a lower LIFO provision.

     Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 32.9% year-to-date from 33.4% one year ago. The decrease is due primarily to lower health care, advertising and store pre-opening.

     Interest expense, expressed as a percentage of sales, totalled 2.3% in both years. Higher revolving credit and term loan borrowings were offset by leverage provided by sales growth.

     1996 net loss for the twenty-six weeks totalled $4,919,000, or 85 cents per common share, compared to $5,149,000, or 89 cents per share, in 1995. As a percentage of sales, net loss was 2.5% in 1996 compared to 2.7% one year ago.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                        For Quarter Ended July 27, 1996


c.   LIQUIDITY AND CAPITAL RESOURCES

     At July 27, 1996, the Company's current ratio was 3.09 to 1 and working capital totalled $89,233,000, including $4,797,000 of cash and cash equivalents. At January 27, 1996, the current ratio was 2.91 to 1 and working capital totalled $95,091,000, including $3,068,000 of cash and cash equivalents.

     The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs. To support its present and planned working capital requirements, including working capital requirements for the two stores opening in 1996, the Company has a $65,000,000 Revolving Credit and Term Loan facility under a Credit Agreement with two banks. At July 27, 1996, there was $20,000,000 outstanding under the Revolving Credit line and $20,000,000 outstanding under the Term Loan portion of the Credit Agreement.

 d.  CASH FLOWS

     Cash and cash equivalents increased $1,729,000 in the twenty-six weeks ended July 27, 1996 compared to an increase of $3,466,000 in the twenty-six weeks ended July 29, 1995. Cash flows are impacted by operating, investing and financing activities. In the twenty-six weeks this year, operating activities provided $8,357,000 of cash, compared to $14,299,000 of cash provided in 1995. The decrease in 1996 versus 1995 reflects primarily inventory of the new Leawood, Kansas store and a decrease in estimated required health care reserves.

     Investing activities used cash of $5,558,000 in the twenty-six weeks this year compared to $4,151,000 in 1995. Investing activities included capital expenditures for the acquisition and fixturing of new stores, and modernization and refixturing of existing stores and support facilities totalling $4,052,000 in the first twenty-six weeks of 1996 compared to $3,678,000 last year.

     Financing activities used cash of $1,070,000 in the twenty-six weeks this year compared to $6,682,000 last year. In the first twenty-six weeks this year, the Company borrowed $2,800,000 under the Revolving Credit portion of its Credit Agreement compared to $3,500,000 re-paid under its former revolving credit facility in the first twenty-six weeks of 1995. In the first twenty-six weeks this year, the Company used $2,426,000 to service current maturities of long-term debt compared to $1,738,000 in 1995. The Company paid common stock dividends of $1,444,000 in each twenty-six week period in 1996 and 1995.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                        For Quarter Ended July 27, 1996



     The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations, debt maturities and commitments for another store opening in 1996.

e.   CORPORATE DEVELOPMENT

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

                        For Quarter Ended July 27, 1996


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company was held on May 23, 1996. At the Annual Meeting, Herbert S. Amster, James B. Fowler, Herman
      S. Kohlmeyer, Jr. and Mark K. Rosenfeld were elected as directors of the Company to serve until the 1999 Annual Meeting of Shareholders or until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

                                                    Votes
                                             ---------------------
                                                          Authority
                 Name                            For      Withheld
           -----------------                 ---------    ---------
           Herbert S. Amster                 5,398,859      37,471
           James B. Fowler                   5,270,762     165,568
           Herman S. Kohlmeyer, Jr.          5,402,569      33,761
           Mark K. Rosenfeld                 5,403,916      32,414

      There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

      In addition, at the Annual Meeting, the shareholders voted to appoint Arthur Andersen LLP, independent certified public accountants, as auditors for the fiscal year ending January 25, 1997. The following table shows the number of votes for and against the proposal and the number of votes abstaining with respect to the proposal:

                           For          Against   Abstain
                        ---------       ------      -----
                        5,417,339       13,607      5,384

      There were no broker non-votes in connection with the appointment of the Company's auditors at the Annual Meeting.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          PART II: OTHER INFORMATION

                        For Quarter Ended July 27, 1996


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10(a) Amendment, as of August 1, 1996, to Employment Agreement dated February 1, 1996, between Jacobson Stores Inc. and Paul W. Gilbert

            10(b) Amendment, as of August 1, 1996, to Employment Agreement dated February 1, 1996, between Jacobson Stores Inc. and James B. Fowler

            10(c) Employment Agreement dated August 1, 1996, between Jacobson Stores
                    Inc. and Robert L. Moles

            11      Computation of Earnings Per Share

            15      Letter from Independent Public Accountants

            27      Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during its fiscal quarter ended July 27, 1996.


All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        For Quarter Ended July 27, 1996


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                   JACOBSON STORES INC.
                                             -------------------------------
                                                       (Registrant)


Date:   September 5   ,  1996       BY:  /s/  Mark K. Rosenfeld
        ---------------------                -------------------------------
                                             MARK K. ROSENFELD
                                             Chairman of the Board and Chief
                                             Executive Officer


Date:   September 5   ,  1996       BY:  /s/  Paul W. Gilbert
        ---------------------                -------------------------------
                                             PAUL W. GILBERT
                                             Vice Chairman of the Board
                                             (Principal Financial Officer)

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                               INDEX OF EXHIBITS




        10(a) Amendment, as of August 1, 1996, to Employment Agreement dated February 1, 1996, between Jacobson Stores Inc. and Paul W. Gilbert

        10(b) Amendment, as of August 1, 1996, to Employment Agreement dated February 1, 1996, between Jacobson Stores Inc. and James B. Fowler

        10(c) Employment Agreement dated August 1, 1996, between Jacobson Stores Inc. and Robert L. Moles

        11      Computation of Earnings Per Share

        15      Letter from Independent Public Accountants

        27      Financial Data Schedule


   All exhibits except as set forth above have been omitted as not applicable or not required.