Form 10-Q
period 1996-10-26
JACOBSON STORES INC
filed 1996-12-10
CIK 53025

FORM 10-Q


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended October 26, 1996

                         Commission file number 0-6319


                             JACOBSON STORES INC.
            (Exact name of registrant as specified in its charter)



          Michigan                                   38-0686330
(State or other jurisdiction              (IRS Employer Identification Number)
   of incorporation or organization)

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

                         Common Stock ($1 Par Value):
            5,779,021-2/3 Shares outstanding as of October 26, 1996

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                   FORM 10-Q

                      For Quarter Ended October 26, 1996


                                     INDEX


                                                                          Page
PART I:    FINANCIAL INFORMATION

   Item 1.  Financial Statements

            . Consolidated Balance Sheets - October 26, 1996 and
              January 27, 1996                                               1

            . Consolidated Statements of Earnings - Thirteen and
              Thirty-Nine Week Periods Ended October 26, 1996
              and October 28, 1995                                           2

            . Consolidated Statements of Cash Flows - Thirty-Nine Week
              Periods Ended October 26, 1996 and October 28, 1995            3

            . Notes to Consolidated Financial Statements                     4

            Review by Independent Public Accountants                         8

            Exhibit:

            . Report of Independent Public Accountants                       9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             10


PART II:   OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                14

   All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                  15

INDEX OF EXHIBITS


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                       October 26,  January 27,
ASSETS                                                    1996         1996
                                                       -----------  -----------
CURRENT ASSETS:
   Cash and cash equivalents                           $   3,926     $   3,068
   Receivables from customers, net                        36,528        43,134
   Merchandise inventories                               106,794        89,249
   Prepaid expenses and other assets                       3,056         3,928
   Refundable income taxes                                 3,714         3,029
   Deferred taxes                                          2,363         2,363
                                                       ---------     ---------
           Total current assets                          156,381       144,771
                                                       ---------     ---------
PROPERTY AND EQUIPMENT, NET                               92,894        96,597
                                                       ---------     ---------
OTHER ASSETS                                              23,071        21,146
                                                       ---------     ---------
                                                       $ 272,346     $ 262,514
                                                       =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                   $   2,668     $   4,531
   Accounts payable                                       37,856        30,537
   Accrued expenses                                       13,802        14,612
                                                       ---------     ---------
           Total current liabilities                      54,326        49,680
                                                       ---------     ---------
LONG-TERM DEBT                                           137,787       119,727
                                                       ---------     ---------
DEFERRED TAXES                                             5,718         9,115
                                                       ---------     ---------
OTHER LIABILITIES                                          2,748         2,376
                                                       ---------     ---------
SHAREHOLDERS' EQUITY:
   Common stock                                            5,966         5,966
   Paid-in surplus                                         7,109         7,109
   Retained earnings                                      59,091        68,940
   Treasury stock                                           (399)         (399)
                                                       ---------     ---------
                                                          71,767        81,616
                                                       ---------     ---------
                                                       $ 272,346     $ 262,514
                                                       =========     =========

       The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands except per share and dividend data)
                                  (unaudited)


                                                   Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                                 ------------------------  ------------------------
                                                 October 26,  October 28,  October 26,  October 28,
                                                    1996         1995         1996         1995
                                                 -----------  -----------  -----------  -----------

NET SALES, including leased departments          $  90,778    $  87,802    $ 291,293    $ 281,199
                                                 ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
       occupancy expenses                           59,410       57,316      196,928      189,580
   Selling, general and administrative expenses     33,355       32,884       99,377       97,549
   Interest expense, net                             2,262        2,136        6,806        6,526
   Gain on sale of property                             --       (1,065)          --       (1,065)
                                                 ---------    ---------    ---------    ---------

             Total costs and expenses               95,027       91,271      303,111      292,590
                                                 ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES                            (4,249)      (3,469)     (11,818)     (11,391)

CREDIT FOR INCOME TAXES                             (1,486)      (1,214)      (4,136)      (3,987)
                                                 ---------    ---------    ---------    ---------

NET LOSS                                         $  (2,763)   $  (2,255)   $  (7,682)   $  (7,404)
                                                 =========    =========    =========    =========



LOSS PER COMMON SHARE:
   Primary and fully diluted                     $   (0.48)   $   (0.39)   $   (1.33)   $   (1.28)
                                                 =========    =========    =========    =========


CASH DIVIDENDS PER SHARE                         $0.12-1/2    $0.12-1/2    $0.37-1/2    $0.37-1/2
                                                 =========    =========    =========    =========

       The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                    Thirty-Nine Weeks Ended
                                                                    ------------------------
                                                                    October 26,   October 28,
                                                                        1996         1995
                                                                    -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (7,682)     $ (7,404)
   Adjustments to reconcile net loss to cash provided by
   (used in) operating activities:
      Depreciation and amortization                                     7,732         7,646
      Other liabilities                                                   372           647

      Change in:
         Receivables from customers, net                                6,606         8,528
         Merchandise inventories                                      (17,545)      (12,880)
         Prepaid expenses and other assets                                872         1,013
         Accounts payable and accrued expenses                          6,509         8,957
         Refundable income taxes                                       (4,082)       (4,290)
                                                                     --------      --------

              Net cash provided by (used in) operating activities      (7,218)        1,524
                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, net of income tax                       --           827
   Additions to property and equipment                                 (4,029)       (5,809)
   Other non-current assets                                            (1,925)       (2,475)
                                                                     --------      --------

              Net cash used in investing activities                    (5,954)       (7,457)
                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                         19,600        11,100
   Reduction of long-term debt                                         (3,403)       (2,763)
   Cash dividends paid                                                 (2,167)       (2,167)
                                                                     --------      --------

              Net cash provided by financing activities                14,030         6,170
                                                                     --------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                                     858           237

   Cash and cash equivalents, beginning of period                       3,068         3,558
                                                                     --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  3,926      $  3,795
                                                                     ========      ========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                      For Quarter Ended October 26, 1996




        The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

        Because of the nature of the specialty department store business, the results for the thirty-nine week periods ended October 26, 1996 and October 28, 1995 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

  (1)   EARNINGS PER SHARE

        Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Weighted average shares outstanding were 5,781,000 and 5,779,000 for the quarters ended October 26, 1996 and October 28, 1995, respectively, and 5,788,000 and 5,781,000 for the thirty-nine week periods ended October 26, 1996 and October 28, 1995, respectively.

        Fully diluted earnings per share are computed based on the additional assumption that the Company's 6-3/4% Convertible Subordinated Debentures due 2011 were converted to common stock at the date of issuance with a corresponding increase in net earnings to reflect a reduction in related interest expense, net of income taxes. Weighted average shares outstanding used in the computation of fully diluted earnings per share were 6,837,000 and 6,835,000 for the quarters ended October 26, 1996 and October 28, 1995, respectively, and 6,837,000 for the thirty-nine week periods ended October 26, 1996 and October 28, 1995.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                      For Quarter Ended October 26, 1996





  (2)   CUSTOMER CREDIT AND RECEIVABLES

        Receivables from customers were as follows:

                                                        October 26,   January 27,
                (in thousands)                             1996          1996
                -----------------------------------------------------------------
                Receivables from customers               $  37,229    $  43,907
                Less reserve for doubtful accounts             701          773
                                                         ---------    ---------
                                                         $  36,528    $  43,134
                                                         =========    =========


  (3)   MERCHANDISE INVENTORIES

        Merchandise inventories were as follows:

                                                         October 26,   January 27,
                (in thousands)                              1996          1996
                ------------------------------------------------------------------
                Inventories at first-in, first out
                    (FIFO) cost                          $ 124,476    $ 106,061
                Less LIFO reserves                          17,682       16,812
                                                         ---------    ---------
                                                         $ 106,794    $  89,249
                                                         =========    =========


  (4)   PROPERTY AND EQUIPMENT

        Property and equipment are set forth below:

                                                        October 26,   January 27,
                (in thousands)                              1996         1996
                -----------------------------------------------------------------
                Property and equipment                   $ 171,879    $ 172,525
                Less accumulated depreciation
                    and amortization                        78,985       75,928
                                                         ---------    ---------
                                                         $  92,894    $  96,597
                                                         =========    =========

                       JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                      For Quarter Ended October 26, 1996



  (5)   CREDIT AGREEMENT

        The Company has a Revolving Credit and Term Loan facility under a Credit Agreement with two banks. The Revolving Credit portion of the Agreement provides for borrowings of up to $45,000,000, subject to a borrowing base limitation. Borrowings under the Revolving Credit line mature on June 30, 1998, with one year renewals subject to approval by both banks each year. The Company had requested renewal of the line for an additional year through June 30, 1999. For 1996 only, the Company and the banks had agreed to extend to November 30, 1996, the due date for the banks' decision whether to renew the Revolving Credit line for this additional year. The Company has withdrawn its request pending a complete review of the Company's operations by its new CEO. At October 26, 1996, borrowings under the Revolving Credit portion of the Agreement totalled $36,800,000.

  (6)   SUPPLEMENTARY CASH FLOW INFORMATION

        The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

        Interest paid (net of interest capitalized) totalled $6,323,000 and $5,881,000 in the thirty-nine week periods ended October 26, 1996 and October 28, 1995, respectively. The Company received income tax refunds of $44,000 for the thirty-nine week period ended October 26, 1996 and paid $64,000 in income taxes for the thirty-nine week period ended October 28, 1995.

  (7)   SUBSEQUENT EVENTS

        Subsequent to the close of the quarter covered by this report, effective October 31, 1996, the Company replaced its Chairman and Chief Executive Officer. In the fiscal fourth quarter, the Company will include a charge of approximately $1,100,000 to selling, general and administrative expenses to recognize a contractual severance obligation to its former Chairman.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                      For Quarter Ended October 26, 1996






        On October 31, 1996, the Board of Directors approved an amendment to the stock option plan adopted in 1994, subject to approval by the Company's shareholders, to increase the aggregate number of shares of the Company's common stock which may be issued on exercise of options from 400,000 shares to 900,000 shares. Including 1996 employee and director option grants, options outstanding under the 1994 Plan as of October 31, 1996, totalled 361,750 shares, with 38,250 shares available for grant to directors and employees. In addition, 200,000 employee options were granted on October 31, 1996, which are contingent on shareholder approval of the amendment to the stock option plan.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 26, 1996






        REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

        Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirty-nine week period ended October 26, 1996. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                              ARTHUR ANDERSEN LLP




                   Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of October 26, 1996 and the related condensed consolidated statements of earnings for the thirteen week and thirty-nine week periods ended October 26, 1996, and October 28, 1995, and the condensed consolidated statement of cash flows for the thirty-nine week periods ended October 26, 1996, and October 28, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Jacobson Stores Inc. and subsidiaries as of January 27, 1996 (not presented herein), and, in our report dated March 4, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 27, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                              /s/  ARTHUR ANDERSEN LLP

Detroit, Michigan
November 11, 1996

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 26, 1996




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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED OCTOBER 26, 1996 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 28, 1995

     Sales for the quarter ended October 26, 1996, totalled $90,778,000, an increase of 3.4% from 1995. The thirteen weeks this year include sales in a new store in Leawood, Kansas, which opened in March 1996. Comparable store sales decreased 1.5% (8.3% increase in Florida; 4.3% decrease in Midwest). Sales in the metropolitan Detroit stores have been pressured as a result of increased competition, including an additional 950,000 square feet of retail space opened in the market in August 1996. The Company expects difficult overall comparable store sales comparisons to continue in the fourth quarter.

     The Company's gross profit percentage decreased to 34.6% for the thirteen weeks this year from 34.7% in 1995, reflecting incentive discounts offered to new charge customers, partially offset by lower markdowns, lower buying costs and a lower LIFO provision.

     Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 36.7% in the quarter from 37.5% one year ago. The decrease is due primarily to lower health care, advertising and store pre-opening expenses, as well as to a reduction in comparable location payroll expense.

     In the fiscal fourth quarter, the Company will recognize a one-time charge of approximately $1,100,000 to selling, general and administrative expenses due to a contractual severance obligation to its former Chairman.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 26, 1996





     Interest expense, expressed as a percentage of sales, increased to 2.5% for the quarter from 2.4% one year ago due to higher revolving credit borrowings.

     1996 net loss for the thirteen weeks totalled $2,763,000, or 48 cents per common share, compared to $2,255,000, or 39 cents per share, last year. As a percentage of sales, net loss was 3.0% in 1996 compared to 2.6% one year ago. Last year's results included a gain on sale of property totalling $693,000 after-tax, or 12 cents per share.

b. OPERATING RESULTS: THIRTY-NINE WEEKS ENDED OCTOBER 26, 1996 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995

     Sales for the thirty-nine weeks ended October 26, 1996, totalled $291,293,000, an increase of 3.6% from 1995. The thirty-nine weeks this year include sales in a new store in Leawood, Kansas, which opened in March 1996. Comparable store sales decreased 0.8% (7.1% increase in Florida; 3.9% decrease in Midwest). Sales in the Metropolitan Detroit stores have been pressured as a result of increased competition, including an additional 950,000 square feet of retail space opened in the market in August 1996. The Company expects difficult overall comparable store sales comparisons to continue in the fourth quarter.

     The Company's gross profit percentage decreased to 32.4% from 32.6% in 1995, reflecting incentive discounts offered to new charge customers, partially offset by lower markdowns, lower buying costs and a lower LIFO provision.

     Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 34.1% year-to-date from 34.7% one year ago. The decrease is due primarily to lower health care, advertising and store pre-opening expenses.

     In the fiscal fourth quarter, the Company will recognize a one-time charge of approximately $1,100,000 to selling, general and administrative expenses due to a contractual severance obligation to its former Chairman.

     Interest expense, expressed as a percentage of sales, totalled 2.3% in both years.

     1996 net loss for the thirty-nine weeks totalled $7,682,000, or $1.33 per common share, compared to $7,404,000, or $1.28 per share, in 1995. As a percentage of sales, net loss was 2.6% in both years. Last year's results included a gain on sale of property totalling $693,000 after-tax, or 12 cents per share.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 26, 1996





c.   LIQUIDITY AND CAPITAL RESOURCES

     At October 26, 1996, the Company's current ratio was 2.88 to 1 and working capital totalled $102,055,000, including $3,926,000 of cash and cash equivalents. At January 27, 1996, the current ratio was 2.91 to 1 and working capital totalled $95,091,000, including $3,068,000 of cash and cash equivalents.

     The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs. To support its present and planned working capital requirements, including working capital requirements for the two stores opened in 1996, the Company has a $65,000,000 Revolving Credit and Term Loan facility under a Credit Agreement with two banks. At October 26, 1996, Revolving Credit borrowings totalled $36,800,000, leaving $8,200,000 available under the line, and Term Loan borrowings totalled $20,000,000. For the quarter ended October 26, 1996, the daily weighted average interest rate on borrowings under the Revolving Credit line was 7.31%.

 d.  CASH FLOWS

     Cash and cash equivalents increased $858,000 in the thirty-nine weeks ended October 26, 1996 compared to an increase of $237,000 in the thirty-nine weeks ended October 28, 1995. Cash flows are impacted by operating, investing and financing activities. In the thirty-nine weeks this year, operating activities used $7,218,000 of cash, compared to $1,524,000 of cash provided in 1995. The decrease in 1996 versus 1995 reflects primarily inventory of the new Leawood, Kansas, and Boca Raton, Florida, stores.

     Investing activities used cash of $5,954,000 in the thirty-nine weeks this year compared to $7,457,000 in 1995. Investing activities include capital expenditures for new stores and modernization and refixturing of existing stores and support facilities totalling $4,029,000 in the first thirty-nine weeks of 1996 compared to $5,809,000 last year.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 26, 1996


     Financing activities provided cash of $14,030,000 in the thirty-nine weeks this year compared to $6,170,000 last year. In the first thirty-nine weeks this year, the Company borrowed $19,600,000 under the Revolving Credit portion of its Credit Agreement compared to $11,100,000 under its former revolving credit facility in the first thirty-nine weeks of 1995. In the first thirty-nine weeks this year, the Company used $3,403,000 to service current maturities of long-term debt, including the $1,725,000 annual sinking fund payment on its 6 3/4% Convertible Subordinated Debentures which is due in December 1996. The Company used $2,763,000 to service current maturities of long-term debt in 1995. The Company paid common stock dividends of $2,167,000 in each thirty-nine week period in 1996 and 1995.

     Subsequent to the close of the quarter covered by this report, on November 16, 1996, the Company's Board of Directors discontinued the Company's quarterly dividend, effective in the fourth quarter.

     The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations, debt maturities and 1996 store openings.

e.   CORPORATE DEVELOPMENT

     The Company opened a 120,000 square foot leased store in the Town Center Plaza, a shopping center in Leawood, Kansas, a suburb of Kansas City, in March 1996.

     Subsequent to the close of the quarter covered by this report, in November 1996, the Company opened an 80,000 square foot store in Mizner Park, a mixed-use retail, residential and office development in Boca Raton, Florida.

     The Company has no commitments for any new store locations at the present time. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store openings and closings could have a significant impact on the Company's sales, expenses and capital requirements. In addition, store closings would likely entail significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          PART II: OTHER INFORMATION

                      For Quarter Ended October 26, 1996





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            11      Computation of Earnings Per Share

            15      Letter from Independent Public Accountants

            27      Financial Data Schedule


      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during its fiscal quarter ended October 26, 1996.


All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      For Quarter Ended October 26, 1996





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                              JACOBSON STORES INC.
                                              --------------------
                                                  (Registrant)



Date:  December 9,  1996       BY:     /s/  P. Gerald Mills
     ------------------              -------------------------------
                                     P. GERALD MILLS
                                     Chairman of the Board and Chief
                                     Executive Officer



Date: December 9,  1996        BY:   /s/  Paul W. Gilbert
     ------------------              -------------------------------
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