Form 10-K405
period 1997-01-25
JACOBSON STORES INC
filed 1997-04-11
CIK 53025

FORM 10-K

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[ X ]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended              January 25, 1997

Commission File No.                         0-6319

                             JACOBSON STORES INC.
--------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    Michigan                                           38-0686330
--------------------------------------------------------------------------
(STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

               3333 Sargent Road, Jackson, Michigan 49201-8847
--------------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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


STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.
                       $30,820,000 as of March 1, 1997

(THE PERSONS CONSIDERED AFFILIATES FOR THE PURPOSE OF THE FOREGOING COMPUTATION ARE IDENTIFIED ON PAGE 20 OF THIS REPORT.)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         Common Stock, $1 par value: 5,779,021-2/3 shares outstanding as of March 1, 1997

                     DOCUMENTS INCORPORATED BY REFERENCE

LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED:

   SPECIFIED PORTIONS OF PROXY STATEMENT FOR 1997 ANNUAL MEETING OF SHAREHOLDERS, TO BE HELD
   MAY 22, 1997: PART III




                             JACOBSON STORES INC.
                             --------------------
                                  FORM 10-K
                                  ---------
                      FISCAL YEAR ENDED JANUARY 25, 1997
                      ----------------------------------
                                    INDEX
                                    -----

                                                                          Page
                                                                          ----
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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                              F-1/F-19

FINANCIAL STATEMENT SCHEDULES                                               S-1

INDEX OF EXHIBITS                                                         E-1/E-3

                                    PART I
                                    ------



ITEM 1.  BUSINESS.
-------  ---------

                                 INTRODUCTION
                                 ------------

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

     The Company owns a substantial portion of the real property used in its business, primarily through its consolidated, wholly-owned real estate subsidiary, Jacobson Stores Realty Company ("Jacobson Realty"). The Company also has a consolidated, wholly-owned finance subsidiary Jacobson Credit Corp. ("Jacobson Credit"). As used in this report, the terms "registrant", "Company" and "Jacobson's" refer to Jacobson Stores Inc. and its subsidiaries unless the context indicates otherwise.

     Jacobson's operates in two regions and maintains separate staffs of buyers for each region in order to better respond to customers' lifestyles and merchandise preferences. In January 1997, the Company announced the closing of three stores in Michigan, which closed in March 1997. The Company has stores in twenty-five cities in Michigan, Indiana, Kansas, Kentucky, Ohio and Florida. The principal merchandising and distribution functions are performed through regional facilities. Functions common to all stores, such as management coordination, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.


MERCHANDISE AND MARKETING

     Merchandise. Jacobson's directs its primary merchandising and marketing efforts to discerning customers with preferences for quality merchandise. Stores are merchandised with fashion apparel and accessories for the family, and most offer decorative accents for the home.

        The percentage contribution to sales by major class of merchandise for the last three fiscal years was as follows:


                                                                Year Ended
                                                       ----------------------------
                                                       January   January    January
                                                       -------   -------    -------
                                                         1997      1996       1995
                                                         ----      ----       ----
        Women's apparel and accessories..............    67.2%     66.7%     66.2%
        Men's apparel and accessories................    13.3      13.2      12.8
        Accessories for the home.....................     7.8       7.9       8.0
        Children's apparel and accessories...........     7.6       7.9       8.8
        Miscellaneous................................     4.1       4.3       4.2
                                                        -----     -----     -----
                                                        100.0%    100.0%    100.0%
                                                        =====     =====     =====



        Personal Service. Jacobson's stores are fully staffed with knowledgeable sales associates to ensure that customers receive prompt personal attention. Jacobson's sales associates are experienced and well-trained through video presentations, seminars and close working relationships with buyers and merchandise managers. Sales associates maintain personal trade lists of their customers' sizes, colors, fashion preferences, and important dates, and contact customers by telephone or personal note to alert them to the arrival of new merchandise or to remind them of birthdays or anniversaries. Management believes that personal relationships between sales associates and their clientele promote customer loyalty and contribute to the Company's growth. Jacobson's has a liberal return policy and accepts merchandise purchased at Jacobson's for return or exchange if the customer is not satisfied. Other special services include free gift wrapping and free parking. All regularly scheduled Jacobson's sales associates are compensated on some form of commission program.

        Sales Promotion. The Company uses newspaper, radio, television and direct mail advertising, as well as in-store events and billing statement enclosures, to stimulate sales. Advertising generally is institutional and focuses on current fashions and merchandise classifications. The Company's policy is to price merchandise fairly and competitively and to limit its use of sale events other than special pre-season promotions and end-of-season clearances. Management believes that its pricing practices enhance credibility and customer loyalty. Jacobson's in-store events include fashion shows and wardrobing seminars to communicate fashion trends to customers.

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

        Sales under Jacobson's credit plans averaged 44.3% of sales for the last three fiscal years and accounted for 44.6% of the Company's sales in fiscal 1996. In addition, sales under third party credit cards (VISA, MasterCard and American Express) averaged 38.1% of sales for the last three fiscal years and accounted for 39.3% of the Company's sales in fiscal 1996. Losses related to the Company's credit card have averaged 0.45% of credit sales over the last three years and totalled 0.54% of credit sales in 1996. In mid-1996, the Company increased the finance charge rate on its credit card to 20.4% from 18% and instituted a late payment fee.

        The Company maintains purchasing history on its 289,000 active Jacobson's card holders as well as on third party charge customers, which permits targeting of direct mail advertising and automatic increases in credit limits of its cardholders.


OPERATIONS

        The Company operates in two regions, the Midwest and Florida. The principal merchandising and distribution functions for the Midwest stores are performed at a regional distribution facility in Jackson, Michigan. The principal merchandising and distribution functions for the Florida stores are performed at a regional distribution facility in Winter Park, Florida. Functions common to all stores, such as management coordination, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

        Jacobson's stores in Michigan are located in Birmingham, Grosse Pointe, Livonia and Rochester (all suburbs of Detroit), Ann Arbor, East Grand Rapids, East Lansing and Saginaw; in Indiana, in Indianapolis; in Kansas, in Leawood; in Kentucky, in Louisville; in Ohio, in Columbus and Toledo; and in Florida, in Boca Raton, Clearwater, Fort Myers, Jacksonville, Longwood, Naples, North Palm Beach, Osprey, Sarasota, Tampa and Winter Park. In addition, the Company has a clearance center in Troy, Michigan, a suburb of Detroit. Stores in the Midwest range from 101,000 to 199,000 square feet except for the clearance center, which is 34,000 square feet. The Florida stores range from 23,000 to 90,000 square feet. In November 1996, the Company opened an 80,000 square foot leased store in Mizner Park, a mixed use retail, residential and office development in Boca Raton, Florida. In March 1997, the Company closed underperforming stores in Jackson, Kalamazoo and Dearborn, Michigan.

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

        Annual sales, percentage increase in sales, average gross square footage of stores in operation during the fiscal year, and approximate sales per average gross square foot were as follows:

                                                                   Year Ended
                                                          -----------------------------
                                                          January    January    January
                                                            1997       1996       1995
                                                          --------   --------  --------
Net sales (in thousands)..............................    $432,469   $414,267  $409,154
Percentage increase in sales:
   All stores.........................................         4.4%       1.2%      1.3%
   Same stores........................................        (1.5)%     (1.1)%    (0.2)%
Average gross square footage (in thousands)...........       2,658      2,537     2,439
Approximate sales per average gross square foot.......         163        163       168


PURCHASING, CONTROL AND DISTRIBUTION OF INVENTORY

        Jacobson's purchases merchandise from several thousand suppliers, no one of which accounted for as much as 5% of the Company's net purchases during fiscal 1996. The Company maintains separate staffs of buyers for its Midwest and Florida stores to better respond to customer lifestyles and merchandise preferences. Merchandising decisions are directed by 2 general merchandise managers, 12 divisional merchandise managers and 75 buyers. In addition, the Company is currently a member of the Frederick Atkins Buying Office, a domestic and foreign buying office serving approximately 15 retailers, which provides merchandising counsel, product information, direct store import capability, and other services.

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

        Jacobson's adopted the LIFO method of inventory valuation in 1968. At the end of fiscal 1996, LIFO reserves totalled $17,080,000, or approximately 15.3% of pre-LIFO inventory values. Physical inventories are taken at least once each year. Inventory shrinkage at retail over the past three fiscal years has averaged 2.1% of owned retail sales.

EXPANSION AND CONSOLIDATION

        The Company opened two new stores in 1996, but has no commitments for any new store locations at the present time. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail significant one time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision. In January 1997, the Company announced its decision to close underperforming stores in Jackson, Kalamazoo and Dearborn, Michigan, which closed in March 1997. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to effect the closings and to state property and equipment at estimated fair value.

        The Company opened a 120,000 square foot leased store in the Town Center Plaza, a shopping center in Leawood, Kansas, a suburb of Kansas City, in March 1996.

        In November 1996, the Company opened an 80,000 square foot leased store in Mizner Park, a mixed-use retail, residential and office development in Boca Raton, Florida.


REAL ESTATE POLICY

        Jacobson's owns or has long-term leases of the real estate used in the operation of its business. The Company owns approximately 66% of the total square footage used in its business. The Company maintains a continuing program of property improvements and renewal of existing stores and support facilities. At January 25, 1997, mortgage loans and related secured financings comprised approximately 36% of consolidated debt.


COMPETITION

The specialty department store business is highly competitive. The Company's stores are in active competition with other department and specialty stores and with regional and national department store chains, some of which are considerably larger than the Company and have substantially greater financial and other resources. Sales in the Company's Midwest stores were pressured as a result of increased competition, including the addition of 950,000 square feet of retail space to the Somerset Collection, a regional shopping mall in the metropolitan Detroit area, in August 1996. Jacobson's competes principally on the basis of availability of fashion merchandise, quality, personalized service and attractive store surroundings, as well as fair pricing and advertising. The Company believes it is a respected retail merchandiser in the communities it serves, and that its merchandising policies and reputation enable it to maintain its competitive position.

ASSOCIATES

        Jacobson's believes that its associates are among its key resources. Management stresses development programs for associates and promotion from within. The Company employs approximately 4,500 associates, 3,600 full-time and 900 part-time. During the holiday season, the number of associates increases to approximately 5,300.

        (a)  GENERAL DEVELOPMENT OF BUSINESS.
             --------------------------------

             Some of the principal developments affecting Jacobson's store locations during fiscal 1996 and the current year to date are summarized on page 5 of this report under the caption "Expansion and Consolidation".

             In March 1996, George P. Kelly, a Senior Vice President - General Merchandise Manager resigned. In October 1996, Mark K. Rosenfeld, the Company's Chairman of the Board and Chief Executive Officer resigned as an officer of the Company, and P. Gerald Mills was appointed the Company's Chairman of the Board and Chief Executive Officer. In December 1996, James Fowler, the Company's President resigned, and P. Gerald Mills was appointed the Company's President. In January 1997 James A. Rodefeld was named the Company's Senior Vice President - Marketing and Beverly A. Rice was named the Company's Senior Vice president - Fashion and Merchandising Strategy.

             To fund its working capital requirements, in 1996 the Company had a $65,000,000 Revolving Credit and Term Loan facility under a Credit Agreement with two banks, including a $20,000,000 Term Loan and a $45,000,000 Revolving Credit Facility. At January 25, 1997, the Company had borrowed $51,500,000 under the Agreement, including the $20,000,000 Term Loan and $31,500,000 under the Revolving Credit Facility.

             In March 1997, the Company obtained a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender, which replaced the facility described above. The new revolving credit facility initially provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to a borrowing base limitation and lender reserves. Loans under the new facility bear interest at either or both of two variable interest rate alternatives as chosen by the Company. One of the interest rates may decrease if the Company meets specified performance measures, beginning with the fourth quarter of 1997. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for loans under the facility.

               Borrowings under the new facility mature on March 24, 2000, with automatic one year renewals on such maturity date, unless the facility is terminated by notice from any party to the others at least 90 days before the facility would otherwise terminate. The Company may also terminate the facility early upon 90 days notice if it pays a termination fee equal to one-half of one percent a year (for what would have been the remaining term of the facility) of the average daily balance of loans and letters of credit under the facility since its inception. The facility carries a line of credit fee equal to one-quarter of one percent a year of the excess of the aggregate commitments under the facility (currently $80,000,000) over the amount of loans and letters of credit outstanding, a one-time loan facility fee of $500,000 and an agent's fee of $45,000 a year. Borrowings under the facility are guaranteed by the Company's subsidiaries and secured by accounts receivables, inventory and related intangible assets and the proceeds thereof of the Company and its subsidiaries.

        The new facility limits cash dividends to 50 percent of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions. The Company discontinued its cash dividend effective in the fourth quarter of fiscal 1996. As of April 1, 1997 the Company had borrowed $50,321,000 under this facility at an average annual interest rate of 8.5% and had $29,679,000 of borrowing availability under this facility.

        (b)  INDUSTRY SEGMENTS AND LINES OF BUSINESS.
             ----------------------------------------

             Jacobson's operates in a single industry, the specialty department store industry.

             The percentage contribution to sales by major class of merchandise for each of the last three fiscal years is set forth on page 2 of this report.

        (c)  NARRATIVE DESCRIPTION OF BUSINESS.
             ----------------------------------

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

             By reason of the seasonal nature of the business, Jacobson's and others in the industry experience significant build-up of inventory and accounts receivable at certain times of the year. To support the seasonal requirements, the Company has a revolving credit line currently permitting borrowings of up to $80,000,000 (which the Company may increase to up to $100,000,000), subject to a borrowing base limitation and lender reserves. Further information on this line of credit is set forth on pages 6-7 and in the Notes to the Company's Consolidated Financial Statements for the three fiscal years ended January 1997, filed as part of this report (see "Financing" on page F-11).

             Competitive conditions in the specialty department store business are discussed on page 5 of this report.

             Information with respect to the Company's associates is provided on page 6 of this report.

        (d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
             ------------------------------------------------
             OPERATIONS AND EXPORT SALES.
             ----------------------------

The registrant has no foreign operations and no material export sales.

ITEM 2.  PROPERTIES.
-------  -----------

        The following table shows the location and approximate size of Jacobson's stores and its offices and principal warehouse and distribution facilities; whether owned by the registrant or leased; and the expiration dates (including renewal options) of principal real estate leases. The majority of such owned properties are subject to mortgage. In several cities, the store consists of two buildings.

        Jacobson's management considers that these properties, as well as its furniture, fixtures, machinery and equipment, are well maintained, suitable and adequate for their intended purposes, and in general fully utilized.

                                  Approximate                                     Expiration
                                  Total Square                                    Dates of
                                  Feet of                                         Principal
              Locations           Building(s)                Ownership            Leases
              ---------           ------------               ---------            ----------
MICHIGAN
--------
    Ann Arbor..................       101,000             Owned                   ----
    East Lansing...............       117,000             Partly owned (1)        2028
    Saginaw....................       199,000             Partly owned (2)        1997
    Grosse Pointe..............       151,000             Owned                   ----
    Birmingham.................       179,000             Partly owned (3)        2008
    East Grand Rapids..........       148,000             Owned                   ----
    Rochester..................       106,000             Partly owned (4)        2046
    Livonia....................       150,000             Owned                   ----
    Troy Clearance Center......        34,000             Leased                  1997
    Central Office and Regional
       Distribution Center
       (Jackson)...............       238,000             Owned                   ----

INDIANA
-------
    Indianapolis...............       120,000             Leased                  2048

KANSAS
------
    Leawood....................       120,000             Leased                  2051

KENTUCKY
--------
    Louisville.................       161,000             Leased                  2036

OHIO
----
    Toledo.....................       120,000             Owned                   ----
    Columbus...................       119,000             Partly owned (5)        2079




                                  Approximate                                     Expiration
                                  Total Square                                    Dates of
                                  Feet of                                         Principal
              Locations           Building(s)                Ownership            Leases
              ---------           ------------               ---------            ----------
FLORIDA
-------
    Sarasota...................        25,000             Partly owned (5)        2014
    Winter Park................        23,000             Leased                  2013
    Longwood...................        49,000             Leased                  2020
    North Palm Beach...........        90,000             Leased                  2022
    Osprey.....................        32,000             Leased                  2025
    Clearwater.................        52,000             Leased                  2039
    Fort Myers.................        51,000             Partly owned (6)        2085
    Jacksonville...............        82,000             Owned                   ----
    Tampa......................        48,000             Leased                  2030
    Naples.....................        46,000             Leased                  2042
    Boca Raton.................        80,000             Leased                  2052
    Regional Distribution
       Center (Winter Park)....        84,000             Owned                   ----


    (1)  Building is owned; approximately half of land is owned and half leased.
    (2)  Approximately 29,000 square feet leased from month to month; balance owned.
    (3)  Birmingham Fashion Apparel Store (98,000 square feet) is owned. The
         Men's, Children's and Home Store (81,000 square feet) includes approximately 64,000 square feet owned; the balance is leased.
    (4)  Approximately 71,000 square feet and related parking area are owned.
         The balance of the shopping center is leased, of which 35,000 square feet are operated as part of Jacobson's store.
    (5)  Building is owned on leased land.
    (6)  Building is owned; land and parking area are leased.



ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

        (a) No material legal proceedings are pending to which Jacobson Stores Inc. or any of its subsidiaries is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the registrant's business, and no such proceeding is known by the registrant to be contemplated.

        (b) Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------

        The table below sets forth the name and age of each executive officer of the registrant, all positions and offices with Jacobson Stores Inc. and its wholly-owned subsidiaries held by each such person, and the period during which the officer has served in such positions. Each has been elected to hold office until the 1997 Annual Meeting of the Board of Directors (except in the case of retirement or other termination of employment) or until a successor is elected and qualified.

                                                                                       Held
                                                                                       Office
         Name                 Age        Positions and Offices                         Since
         ----                 ---        ---------------------                         -----
P. Gerald Mills                 68       Chairman of the Board, President,             1996
                                         Chief Executive Officer, and
                                         Director Jacobson Stores Inc. and
                                         wholly-owned subsidiaries

Paul W. Gilbert                 52       Vice Chairman of the Board, and               1993
                                         Director, Jacobson Stores Inc. and
                                         wholly-owned subsidiaries

Joseph H. Fisher                61       Senior Vice President-                        1991
                                         General Merchandise Manager,
                                         Jacobson Stores Inc.

Theodore R. Kolman              56       Senior Vice President-                        1991
                                         General Merchandise Manager,
                                         Jacobson Stores Inc.

Robert L. Moles                 55       Senior Vice President-Stores,                 1992
                                         Jacobson Stores Inc.

Beverly A. Rice                 63       Senior Vice President-Fashion &               1997
                                         Merchandising Strategy, Jacobson
                                         Stores Inc.

James A. Rodefeld               58       Senior Vice President-Marketing               1997
                                         Jacobson Stores Inc.

Timothy J. Spalding             41       Vice President-Controller,                    1991
                                         Jacobson Stores Inc. and
                                         wholly-owned subsidiaries

        There is no arrangement or understanding between any of the officers and any other person pursuant to which the officer was selected as an officer, except that each of the executive officers is a party to an employment agreement with the Company pursuant to which he is required to be elected to the offices with the Company he currently holds, or such other capacity as the Board of Directors or the Chief Executive Officer, as applicable, deems advisable.

        Each executive officer except Mr. Mills, Ms. Rice and Mr. Rodefeld has held managerial or executive positions with Jacobson's for more than five years.

        P. Gerald Mills has served as Chairman of the Board and Chief Executive Officer of the Company since October 1996 and as its President since December 1996. Mr. Mills was Chairman and Chief Executive Officer of Dayton Corporation, 1978-1981; was Chairman and Chief Executive Officer, The
J. L. Hudson Company, 1981-1983; was Chairman and Chief Executive Officer, Dayton Hudson Department Store Company and Executive Vice President, Dayton Hudson Corporation, 1983-1985; was Chairman and Chief Executive Officer, Millston Corporation, a specialty store retailer, 1986-1992; and was a business consultant from 1992-1996.

        Paul W. Gilbert was Executive Vice President and Chief Financial Officer, 1988-1993, and Treasurer, 1991-1993, and has been Vice Chairman of the Board since 1993.

        Joseph H. Fisher has been Senior Vice President-General Merchandise Manager of the Company since 1991.

        Theodore R. Kolman has been Senior Vice President-General Merchandise Manager of the Company since 1991.

        Robert L. Moles has been Senior Vice President-Stores of the Company since 1992.

        Before joining Jacobson's in 1997 as Senior Vice President-Fashion and Merchandising Strategy, Beverly A. Rice was Vice President, General Manager, N. Theobald, Inc., a specialties gift and home store 1988-1995, from which she retired.

        Before joining Jacobson's in 1997 as Senior Vice President-Marketing, James A. Rodefeld was Chief Executive Officer, Sycamore Stores, Inc., 1987-1992, and self-employed as a business consultant since 1992.

        Timothy J. Spalding has been Vice President-Controller of the Company since 1991.

                                   PART II
                                   -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------  -------------------------------------------------
        STOCKHOLDER MATTERS.
        --------------------

        The Company's Common Stock is traded on The Nasdaq National Market Tier of The Nasdaq Stock Market, under the symbol "JCBS."

        The quarterly range of high and low sales price quotations of Jacobson's Common Stock and dividends paid per share for each quarter of fiscal 1996 and 1995 are shown in the following schedule:

                                                                Dividends
                                                                    Per
                   Year      Quarter     High        Low          Share
                   ----      -------     ----        ---          -------
                   1996        4th      $ 10-5/8    $  7-1/2     $  -0-
                   ----        3rd        11-1/2       7-1/4      .12-1/2
                               2nd        12-3/8       9          .12-1/2
                               1st        10           8-1/2      .12-1/2

                   1995        4th      $  9-1/2    $  8         $.12-1/2
                   ----        3rd        11           9          .12-1/2
                               2nd        12           9-3/4      .12-1/2
                               1st        12           9-7/8      .12-1/2




        The approximate number of shareholders of record of Jacobson's Common Stock as of March 1, 1997 was 1,450.

        The Company's new loan facility limits cash dividends to 50 percent of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions. The Company discontinued its dividend effective in the fourth quarter of fiscal 1996.

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

Selected financial data for fiscal 1992 through 1996 is as follows:

(in thousands except
 per share data)                      1996        1995        1994        1993        1992
------------------------------------------------------------------------------------------
Net sales, including leased
   departments...................    $432,469      $414,267  $ 409,154   $ 403,816   $411,631
Earnings (loss) before income
   taxes.........................     (17,289)       (6,541)     6,388       4,610      5,894
Net earnings (loss)..............     (11,462)       (4,206)     4,088       3,014      3,910
Total assets.....................     260,418       262,514    268,589     248,818    250,395
Long-term debt, less current
  portion........................     130,147       119,727    120,424     108,203    105,270

Per common share:
  Net earnings (loss) -
     Primary and Fully Diluted...    $  (1.98)     $  (0.73) $    0.71   $    0.52   $   0.68
  Cash dividends.................        0.37-1/2      0.50       0.50        0.50       0.50


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------     -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS.
            ------------------------------------

RESULTS OF OPERATIONS

The following table shows the percentage relationship to sales of the items presented for the periods indicated.


------------------------------------------------------------------------------
                                                 1996      1995       1994
------------------------------------------------------------------------------
      Net sales............................     100.0%    100.0%     100.0%
      Gross profit.........................      32.1      32.5       35.2
      Selling, general and administrative
        expenses...........................      32.9      32.2       31.7
      Interest expense, net................       2.2       2.1        2.0
      Store closing costs..................       1.0        --         --
      Gain on sale of property.............        --       0.2        0.1
      Earnings (loss) before income taxes..      (4.0)     (1.6)       1.6
      Net earnings (loss)..................      (2.7)     (1.0)       1.0
------------------------------------------------------------------------------

1996 Versus 1995

        Sales in 1996 totalled $432,469,000, an increase of 4.4% from 1995. The overall increase in sales is primarily due to the opening of a new store in Leawood, Kansas in March 1996 and a new store in Boca Raton, Florida in November 1996, as comparable store sales decreased 1.5%. The comparable store sales decrease included a 4.0% decrease in sales in the Company's Midwest stores, partially offset by a 4.8% increase in the Company's Florida stores. Sales in the Company's Midwest stores were pressured as a result of increased competition, including the addition of 950,000 square feet of retail space to the Somerset Collection, a regional shopping mall in the metropolitan Detroit area, in August 1996. In 1997, the Company expects the sales volume of the three stores closed in March 1997 to be largely offset by the remaining stores, including the impact of a full year's sales in the Company's Leawood, Kansas and Boca Raton stores.

        Women's apparel and accessories represented 67.2% of the Company's total business in 1996. Other major components were men's 13.3%, children's 7.6%, home accessories 7.8% and miscellaneous 4.1%.

        The Company's gross profit percentage decreased to 32.1% in 1996 from 32.5% in 1995, reflecting higher markdowns and incentive discounts offered to new charge customers, partially offset by lower buying costs and a lower LIFO provision which increased cost of goods sold by $268,000 in 1996 compared to $1,324,000 in 1995.

        Selling, general and administrative expenses, expressed as a percentage of sales, increased to 32.9% compared with 32.2% in 1995, primarily due to $1,400,000 in severance obligations associated with changes of senior managment in 1996 and the decrease in comparable store sales and resulting lack of expense leverage.

        Interest expense, expressed as a percentage of sales, increased to 2.2% from 2.1% in 1995, primarily as a result of higher revolving credit borrowings, partially offset by lower borrowings on other long-term debt.

        The Company incurred a $4,200,000 pre-tax charge in 1996 due to the closing of three underperforming stores, which it announced in January 1997. These costs include severance and related benefits ($900,000), reserves to state property and equipment at estimated fair value ($2,350,000) and other costs such as expense to hold closed facilities pending disposition ($950,000).

        1996 net loss totalled $11,462,000, or $1.98 per common share, compared with a 1995 loss of $4,206,000, or 73 cents per share. As a percentage of sales, net losses were 2.7% and 1.0% of sales in 1996 and 1995, respectively.

        1996 results include after-tax store closing costs and contractual severance obligations totalling $3,713,000, or 64 cents per share. 1995 results include an after-tax gain on sale of property totalling $693,000, or 12 cents per share.

1995 Versus 1994

        Sales in 1995 totalled $414,267,000, an increase of 1.2% from 1994. Comparable stores sales decreased 1.1%, reflecting a difficult apparel retail climate, especially in the Midwest region. The comparable store sales decrease included a 3.6% decrease in sales in the Company's Midwest stores, partially offset by a 5.3% increase in sales in the Company's Florida stores. The overall increase in sales is primarily due to the opening of the Company's Louisville, Kentucky store in November 1994.

        Women's apparel and accessories represented 66.7% of the Company's total business in 1995. Other major components were men's 13.2%, children's 7.9%, home accessories 7.9% and miscellaneous 4.3%.

        The Company's gross profit percentage decreased to 32.5% in 1995 from 35.2%, reflecting higher markdowns and a LIFO provision which increased cost of merchandise sold by $1,324,000, in 1995 compared with a significant LIFO credit in 1994 which reduced cost of merchandise sold by $4,351,000.

        Selling, general and administrative expenses, expressed as a percentage of sales, increased to 32.2% from 31.7% in 1994. The increase is due primarily to the decrease in comparable store sales and resulting lack of expense leverage, to first year costs associated with a new store opened in November 1994 and to increased advertising costs, partially offset by lower health care costs in comparable stores.

        Interest expense, expressed as a percentage of sales, increased to 2.1% of sales versus 2.0% one year ago, reflecting increased borrowings under term loan and revolving credit facilities.

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

INFLATION

        The Company cannot determine the precise effects of inflation on its business. Because of inflation, historically the Company has experienced increases in the cost of merchandise and in certain operating expenses. The Company generally has been able to offset the effects of these increased expenses by adjusting prices, by using the LIFO method for valuing all merchandise inventories and by controlling expenses. The Company's ability to adjust prices is limited by competitive pressures in its market areas. The Department Store Inventory Price Indexes, published by the Bureau of Labor Statistics (BLS), are used to measure inflation's impact on inventories in the LIFO valuation. The BLS Index increased 0.9% overall in 1996, increased 0.7% overall in 1995 and decreased 0.5% in 1994.


LIQUIDITY AND CAPITAL RESOURCES

        At January 25, 1997, the Company's current ratio was 2.81 to 1 and working capital totalled $96,053,000, including $4,871,000 of cash and cash equivalents. At January 27, 1996, the Company's current ratio was 2.91 to 1 and working capital totalled $95,091,000, including $3,068,000 of cash and cash equivalents. At January 28, 1995, the Company's current ratio was 3.01 to 1 and working capital totalled $99,636,000, including $3,558,000 of cash and cash equivalents.

        The Company uses cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility initially provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to a borrowing base limitation and lender reserves. Loans under the new facility bear interest at either or both of two variable interest rate alternatives as chosen by the Company. One of the interest rates may decrease if the Company meets specified performance measures, beginning with the fourth quarter of 1997. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for loans under the facility.

        Borrowings under the new facility mature on March 24, 2000, with automatic one year renewals on such maturity date, unless the facility is terminated by notice from any party to the others at least 90 days before the facility would otherwise terminate. The Company may also terminate the facility early upon 90 days notice if it pays a termination fee equal to one-half of one percent a year (for what would have been the remaining term of the facility) of the average daily balance of loans and letters of credit under the facility since its inception. The facility carries a line of credit fee equal to one-quarter of one percent a year of the excess of the aggregate commitments under the facility (currently $80,000,000) over the amount of loans and letters of credit outstanding, a loan facility fee of $500,000 paid at the closing, and an agent's fee equal to $45,000 a year. Borrowings under the facility are guaranteed by the Company's subsidiaries and secured by accounts receivable, inventory and related intangible assets and the proceeds thereof of the Company and its subsidiaries.

        The new facility limits cash dividends to 50 percent of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions. As of April 1, 1997 the Company had borrowed $50,321,000 under this facility at an annual interest rate of 8.5%, and had $29,679,000 of borrowing availability under this facility.

        A part of the Company's financial strategy is to own, or obtain long-term leases on its properties. Capital expenditures to modernize and refixture existing stores and support facilities generally are financed with internally generated funds. Any new stores and major expansion projects generally are financed by first mortgages or comparable financing through the Company's consolidated, wholly-owned real estate subsidiary, Jacobson Stores Realty Company, or through long-term leases.


CASH FLOWS

        Cash and cash equivalents increased $1,803,000 in 1996, decreased $490,000 in 1995, and decreased $2,341,000 in 1994. Cash flows are impacted by operating, investing and financing activities. In 1996, operating activities used $292,000 of cash compared to $10,377,000 provided in 1995 and $5,997,000 provided in 1994. The decrease in 1996 versus 1995 is due principally to the larger loss and inventory requirements of two new stores opened in 1996. The increase in 1995 versus 1994 reflects primarily a $1,324,000 increase in LIFO reserves compared with a $4,351,000 reduction in 1994 and planned inventory reductions, partially offset by an unfavorable earnings variance.

        Investing activities used cash of $5,832,000, $7,747,000 and $17,563,000 in 1996, 1995 and 1994, respectively. Investing activities included capital expenditures for new stores, and modernization and refixturing of existing stores and support facilities totalling $5,590,000, $6,540,000 and $14,131,000 in 1996, 1995 and 1994, respectively. In addition, the Company incurred capital lease obligations (not included in cash investing activities above) primarily for computer hardware and related software totalling $145,000 and $199,000 in 1996 and 1995 respectively. There were no new capital lease obligations in 1994.

        Financing activities provided cash of $7,927,000 in 1996, used cash of $3,120,000 in 1995 and provided cash of $9,225,000 in 1994. In 1996, the
Company borrowed $14,300,000 more under its former Credit Agreement than it had borrowed in 1995 and used $4,206,000 of cash to service current maturities of long-term debt, including the $1,725,000 annual sinking fund payment on its 6-3/4% Convertible Subordinated Debentures. In 1995, the Company borrowed $3,700,000 more under its former Credit Agreement than it had borrowed in 1994 and used $3,930,000 of cash to service current maturities of long-term debt. In 1994, the Company borrowed $10,000,000 at a below-prime variable rate under its term loan facility, obtained $2,727,000 first mortgage financing and used $4,112,000 of cash to service current maturities of long-term debt. In addition, the Company had borrowings of $3,500,000 under its revolving credit line at the end of fiscal 1994. The Company paid common stock dividends of $2,167,000 in 1996 and $2,890,000 in each of 1995 and 1994. The Company discontinued its cash dividend, effective in the fourth quarter of 1996.

        Cash generated from the closing of three stores in March 1997 and disposition of related assets will be used to fund current operations and to reduce Revolving Credit borrowings. The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations and debt maturities.


CORPORATE DEVELOPMENT

        The Company opened two new stores in 1996, but has no commitments for any new store locations at the present time. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision. In January 1997, the Company announced its decision to close underperforming stores in Jackson, Kalamazoo and Dearborn, Michigan, which closed in March 1997. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to effect the closings and to state property and equipment at estimated fair value.

        The Company opened a 120,000 square foot leased store in the Town Center Plaza, a shopping center in Leawood, Kansas, a suburb of Kansas City, in March 1996.

        In November 1996, the Company opened an 80,000 square foot leased store in Mizner Park, a mixed-use retail, residential and office development in Boca Raton, Florida.

        Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's capital resources to fund future operations) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the continued support of the Company's trade creditors and factors, the risks inherent in the level of the Company's long-term debt compared to its equity, the Company's ability to reduce its operating expenses, general trends in retail clothing apparel purchasing, especially during the Christmas season, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------     --------------------------------------------

        The following financial statements and supplementary financial information are filed as part of this report on pages F-1 through F-19:

        Consolidated Statements of Earnings, Three Fiscal Years Ended January 25, 1997.

        Consolidated Statements of Cash Flows, Three Fiscal Years Ended January 25, 1997.

        Consolidated Balance Sheets, January 25, 1997, January 27, 1996, and January 28, 1995.

        Consolidated Statements of Shareholders' Equity, Three Fiscal years Ended January 25, 1997.

        Notes to Consolidated Financial Statements.

        Summary of Significant Accounting Policies.

        Quarterly Information (Unaudited).

        Report of Independent Public Accountants.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------     ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE.
            ------------------------------------

        None.

                                   PART III
                                   --------


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------     ---------------------------------------------------

ITEM 11.     EXECUTIVE COMPENSATION.
--------     -----------------------

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------     ---------------------------------------------------
             MANAGEMENT.
             -----------

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------     -----------------------------------------------

        The information called for by Part III is incorporated by reference from those portions of the registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be held May 22, 1997, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the following captions:

        "Voting Securities and Principal Holders Thereof" (pages 1-3, inclusive, of the proxy statement).

        "Election of Directors" (pages 4-8, inclusive, thereof).

        "Executive Compensation" (pages 9-14, inclusive, thereof); but excluding from this incorporation by reference everything appearing under the captions "Compensation Committee Report on Executive Compensation" and "Performance
             Graph" (pages 14-17, inclusive, thereof).

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

                                   PART IV
                                   -------


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
--------     -------------------------------------------------------
             FORM 8-K.
             ---------

        (a) The following financial statements, financial statement schedules, and exhibits are filed as part of this report:

                                                                            Page
        (1)  FINANCIAL STATEMENTS:                                          ----
             ---------------------
             Consolidated Statements of Earnings, Three Fiscal Years
                Ended January 25, 1997.                                     F-1

             Consolidated Statements of Cash Flows, Three Fiscal Years
                Ended January 25, 1997.                                     F-2

             Consolidated Balance Sheets, January 25, 1997,
                January 27, 1996, and January 28, 1995.                     F-3

             Consolidated Statements of Shareholders' Equity, Three
                Fiscal Years Ended January 25, 1997.                        F-4

             Notes to Consolidated Financial Statements.                    F-5/
                                                                            F-15

             Summary of Significant Accounting Policies.                    F-16


             Quarterly Information (Unaudited).                             F-17/
                                                                            F-18

             Report of Independent Public Accountants.                      F-19


        (2)  FINANCIAL STATEMENT SCHEDULES:

             Schedule VIII - Valuation and Qualifying Accounts and
             Reserves, Year Ended January 25, 1997.                         S-1


        All schedules, except as set forth above, have been omitted since the information required to be submitted has been included in the consolidated financial statements or notes thereto or has been omitted as not applicable or not required.

         (3) EXHIBITS:

             Each management contract or compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of this report is indicated by an asterisk (*).

              4(a) First Amendment to Credit Agreement, dated as of December 19, 1996, among Jacobson Stores Inc., Comerica Bank and NBD Bank.

              4(b) Second Amendment to Credit Agreement and Waiver and Amendment to Term Note, dated as of January 25, 1997, among Jacobson Stores Inc., Comerica Bank and NBD Bank.

              4(c) Revolving Credit Agreement, dated as of March 24, 1997, between Jacobson Stores Inc. and The CIT Group/Business Credit., as agent.


             10(a)* Employment Agreement dated as of March 19, 1997, between Jacobson Stores Inc. and P. Gerald Mills.

             10(b)* Severance Agreement dated as of October 31, 1996, between Jacobson Stores Inc. and Mark K. Rosenfeld.

             10(c)* Amendment to Severance Agreement dated as of December 12, 1996, between Jacobson Stores Inc. and Mark K. Rosenfeld.

             10(d)* Severance Agreement dated as of December 20, 1996, between Jacobosn Stores Inc. and James B. Fowler.

             10(e)* Employment Agreement dated August 1, 1996 between Jacobson Stores Inc. and Theodore R. Kolman.

             10(f)* Employment Agreement, dated February 28, 1996, between Jacobson Stores Inc. and Joseph H. Fisher.

             10(g)* Amendment to Executive Employment Agreement, dated as of August 1, 1996, between Jacobson Stores Inc. and Joseph H. Fisher.

             11         Computation of Earnings per Share

             23         Consent of Arthur Andersen LLP

             27         Financial Data Schedule

        In addition, the previously-filed exhibits listed below are incorporated herein by reference. (All references are to Securities and Exchange Commission File #0-6319 unless otherwise noted.)

Current                                                                 Identification of
Exhibit                  Description of Exhibit                            Prior Filing
-------                  ----------------------                         -----------------
3(i)(a)         Restated Articles of Incorporation,              Exhibit 19(a) to Form 10-Q,
                Jacobson Stores Inc., as amended and             Quarter Ended April 29,
                restated May 25, 1989.                           1989.

3(i)(b)         Certificate of Designation, Preferences          Exhibit 3(a) to Form 10-Q,
                and Rights of Preferred Stock of                 Quarter Ended October 29,
                Jacobson Stores Inc.                             1988.

3(ii)           By-laws, Jacobson Stores Inc., as                Exhibit 3(ii) to Form 10-K,
                amended March 21, 1996.                          Year Ended January 27, 1996.

4(d)            Election under Section 780,                      Exhibit 28 to Form 10-Q,
                Michigan Business Corporation Act.               Quarter Ended October 27,
                                                                 1984.

4(e)            Indenture dated as of December 15,               File #33-10532:
                1986 between Jacobson Stores Inc.                Exhibit 4(a) to Form S-2
                and National Bank of Detroit, as                 (Amendment No. 1), filed
                Trustee.                                         December 12, 1986.

4(f)            Rights Agreement dated as of October 4,          Exhibit I to Form 8-A and
                1988 between Jacobson Stores Inc. and            Exhibit 4 to Form 8-K,
                Manufacturers National Bank of Detroit,          October 7, 1988; Exhibit 1
                as Rights Agent; Change of Rights                to Amendment No. 1 to
                Agent, Effective June 1, 1989; Change            Form 8-A, May 16, 1989;
                of Rights Agent, Effective May 31, 1994.         Exhibit 1 to Amendment
                                                                 No. 2 to Form 8-A, June 9,
                                                                 1994.

4(g)            Credit Agreement dated as of December 21,        Exhibit 4(d) to Form 8-K
                1995, between Jacobson Stores Inc. and           dated January 11, 1996.
                Comerica Bank, as agent.

9               Voting and Transfer Restriction                  Exhibit 9 to Form 10-K,
                Agreement, effective December 31, 1990.          Year Ended January 26, 1991.

10(h)*          Employment Agreement dated as of                 Exhibit 10(b) to Form 10-K,
                February 1, 1996, between Jacobson               Year Ended January 27, 1996.
                Stores Inc. and Paul W. Gilbert.

10(i)*          Amendment, as of August 1, 1996, to              Exhibit 10(a) to Form 10-Q,
                Employment Agreement dated February              Quarter ended July 27, 1996.
                1, 1996, between Jacobson Stores Inc.
                and Paul W. Gilbert.




Current                                                                 Identification of
Exhibit                  Description of Exhibit                            Prior Filing
-------                  ----------------------                            ------------
10(j)*          Change in Control Severance Agreement,           Exhibit 10(f) to Form 10-K,
                dated December 18, 1995, between Jacobson        Year Ended January 27, 1996.
                Stores Inc. and Paul W. Gilbert.

10(k)*          Employment Agreement dated August 1,             Exhibit 10(c) to Form 10-Q,
                1996 between Jacobson Stores Inc., and           Quarter ended July 27, 1996.
                Robert L. Moles.

10(l)*          Jacobson Stores Inc. Deferred Compensation       Exhibit 10(h) to Form 10-K,
                Plan, as amended and restated January 24, 1996.  Year Ended January 27, 1996.

10(m)*          1996 Management Incentive Plan.                  Exhibit 10(i) to Form 10-K,
                                                                 Year Ended January 27, 1996.

10(n)*          Split Dollar Agreement, dated January 31,        Exhibit 10(k) to Form 10-K
                1992, between Jacobson Stores Inc. and           Year Ended January 27, 1996.
                Paul W. Gilbert.

10(o)*          Jacobson's Stock Option Plan of 1983,            Exhibit 19 to Form 10-Q,
                as amended and restated, effective               Quarter Ended October 26,
                May 28, 1987, and as further amended             1991.
                May 24, 1990 and August 22, 1991

10(p)*          Jacobson Stock Option Plan of 1994.              Exhibit A to Proxy Statement
                                                                 in connection with the Annual
                                                                 Meeting of Shareholders held
                                                                 on May 26, 1994.

10(q)*          First Amendment to Jacobson Stock Option         Exhibit 10(m) to Form 10-K,
                Plan of 1994.                                    Year Ended January 27, 1996.

21              Schedule of Subsidiaries                         Exhibit 21 to Form 10-K, Year
                                                                 Ended January 27, 1996.

        With the exception of Exhibits 4(a), 4(b), 4(c), 4(e) and 4(g), instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries have been omitted. The amount of debt authorized under each such omitted instrument is less than 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

        In addition to Exhibits 10(a) to 10(k), inclusive, the registrant has employment agreements with three other executive officers, which are not considered material in amount or significance.

        (b) The Company did not file any reports on Form 8-K during its fourth fiscal quarter ended January 25, 1997.

        (c)  See Item 14(a)(3).

        (d)  See Item 14(a)(2).

                                  SIGNATURES
                                  ----------


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:     April 8, 1997         JACOBSON STORES INC.



                                By: /s/ P. Gerald Mills
                                   ------------------------------------------
                                      P. Gerald Mills, Chairman of the Board,
                                      President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        JACOBSON STORES INC.                                    Date
                                                                ----


        By:     /s/  P. Gerald Mills                       April 8,  1997
             ------------------------------------
             P. Gerald Mills, Chairman of
                the Board, President and Chief
                Executive Officer, and Director
                (Principal Executive Officer)

        By:     /s/  Paul W. Gilbert                       April 8, 1997
             ------------------------------------
             Paul W. Gilbert, Vice Chairman
                of the Board, and Director
                (Principal Financial Officer)


        By:     /s/  Timothy J. Spalding                   April 8, 1997
             ------------------------------------
             Timothy J. Spalding, Vice President
                and Controller (Principal Accounting
                Officer)

        JACOBSON STORES INC.                                     Date
                                                                 ----


        By:     /s/  Herbert S. Amster                      April 8, 1997
             ------------------------------------
             Herbert S. Amster, Director



        By:     /s/  Herman S. Kohlmeyer, Jr.               April 8, 1997
             ------------------------------------
             Herman S. Kohlmeyer, Jr.,
                Director


        By:     /s/  Kathleen McCree Lewis                  April 8, 1997
             ------------------------------------
             Kathleen McCree Lewis, Director



        By:     /s/  Patricia Shontz Longe                  April 8, 1997
             ------------------------------------
             Patricia Shontz Longe, Director



        By:     /s/  Michael T. Monahan                     April 8, 1997
             ------------------------------------
             Michael T. Monahan, Director



        By:     /s/  Philip H. Power                        April 8, 1997
             ------------------------------------
             Philip H. Power, Director



        By:     /s/  Mark K. Rosenfeld                      April 8, 1997
             ------------------------------------
             Mark K. Rosenfeld, Director



        By:     /s/  Richard Z. Rosenfeld                   April 8, 1997
             ------------------------------------
             Richard Z. Rosenfeld, Director



        By:     /s/  Robert L. Rosenfeld                    April 8, 1997
             ------------------------------------
             Robert L. Rosenfeld, Director



        By:     /s/  James L. Wolohan                       April 8, 1997
             ------------------------------------
             James L. Wolohan, Director



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS


                                                                    Year Ended
                                                     ----------------------------------------
                                                     January 25,    January 27,    January 28,
(in thousands except per share data)                    1997           1996           1995
----------------------------------------------------------------------------------------------
NET SALES .....................................      $ 432,469       $ 414,267       $ 409,154
                                                     ---------       ---------       ---------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
      occupancy expenses ......................        293,826         279,493         265,204
   Selling, general and administrative expenses        142,348         133,572         130,039
   Interest expense, net ......................          9,384           8,808           8,027
   Store closing costs ........................          4,200              --              --
   Gain on sale of property ...................             --          (1,065)           (504)
                                                     ---------       ---------       ---------

          Total costs and expenses ............        449,758         420,808         402,766
                                                     ---------       ---------       ---------

EARNINGS (LOSS) BEFORE INCOME TAXES ...........        (17,289)         (6,541)          6,388

PROVISION (CREDIT) FOR INCOME TAXES ...........         (5,827)         (2,335)          2,300
                                                     ---------       ---------       ---------

NET EARNINGS (LOSS) ...........................      $ (11,462)      $  (4,206)      $   4,088
                                                     =========       =========       =========


EARNINGS (LOSS) PER COMMON SHARE:
   Primary and Fully Diluted ..................      $   (1.98)      $   (0.73)      $    0.71
                                                     =========       =========       =========

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (page F-16) are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended
                                                          -----------------------------------------
                                                          January 25,    January 27,    January 28,
(in thousands)                                               1997            1996          1995
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ..............................      $(11,462)      $ (4,206)      $  4,088
   Gain on sale of property, net of income tax ......            --           (693)          (333)
   Store closing costs ..............................         4,200             --             --
   Adjustments to reconcile net earnings (loss) to
     cash provided by (used in)
     operating activities:
     Depreciation and amortization ..................        10,195         10,266         10,120
     Deferred taxes .................................        (5,449)           537          1,462
     Other liabilities ..............................         1,436            911            (38)
     Change in:
        Receivables from customers, net .............         1,424            850          1,684
        Merchandise inventories .....................        (5,626)         6,599        (15,080)
        Prepaid expenses and other assets ...........         1,005           (289)        (1,719)
        Accounts payable and accrued expenses .......         1,811           (569)         6,737
        Current income taxes ........................         2,174         (3,029)          (924)
                                                           --------       --------       --------
            Net cash provided by (used in)
              operating activities ..................          (292)        10,377          5,997
                                                           --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, net of income tax             --            827            612
   Additions to property and equipment ..............        (5,590)        (6,540)       (14,131)
   Other non-current assets .........................          (242)        (2,034)        (4,044)
                                                           --------       --------       --------
            Net cash used in investing activities ...        (5,832)        (7,747)       (17,563)
                                                           --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt ......................        14,300          3,700         16,227
   Reduction of long-term debt ......................        (4,206)        (3,930)        (4,112)
   Cash dividends paid ..............................        (2,167)        (2,890)        (2,890)
                                                           --------       --------       --------
            Net cash provided by (used in)
            financing activities ....................         7,927         (3,120)         9,225
                                                           --------       --------       --------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS .............................         1,803           (490)        (2,341)
   Cash and cash equivalents, beginning of year .....         3,068          3,558          5,899
                                                           --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR ..............      $  4,871       $  3,068       $  3,558
                                                           ========       ========       ========

SUPPLEMENTARY CASH FLOW INFORMATION

The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Investing and financing activities not reported in the Consolidated Statements of Cash Flows, because they do not involve cash, include equipment acquired through capital lease obligations of $145,000 in 1996 and $199,000 in 1995. There were no new capital lease obligations in 1994.

Interest paid (net of interest capitalized) was $9,233,000 in 1996, $8,570,000 in 1995 and $7,580,000 in 1994. The Company received income tax refunds totalling $2,541,000 in 1996. Income tax payments were $64,000 in 1995, and $1,977,000 in 1994.

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (page F-16) are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


-----------------------------------------------------------------------------------
                                          January 25,    January 27,    January 28,
(in thousands)                               1997           1996           1995
-----------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......      $   4,871       $   3,068       $   3,558
   Receivables from customers, net .         41,710          43,134          43,984
   Merchandise inventories .........         94,875          89,249          95,848
   Prepaid expenses and other assets          2,923           3,928           3,639
   Refundable income taxes .........            855           3,029              --
   Deferred taxes ..................          3,994           2,363           2,190
                                          ---------       ---------       ---------
        Total current assets .......        149,228         144,771         149,219
                                          ---------       ---------       ---------
PROPERTY AND EQUIPMENT, NET ........         89,802          96,597         100,258
                                          ---------       ---------       ---------
OTHER ASSETS .......................         21,388          21,146          19,112
                                          ---------       ---------       ---------
                                          $ 260,418       $ 262,514       $ 268,589
                                          =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt      $   4,350       $   4,531       $   3,865
   Accounts payable ................         31,320          30,537          30,606
   Accrued expenses ................         17,505          14,612          15,112
                                          ---------       ---------       ---------
        Total current liabilities ..         53,175          49,680          49,583
                                          ---------       ---------       ---------
LONG-TERM DEBT .....................        130,147         119,727         120,424
                                          ---------       ---------       ---------

DEFERRED TAXES .....................          5,297           9,115           8,405
                                          ---------       ---------       ---------

OTHER LIABILITIES ..................          3,812           2,376           1,465
                                          ---------       ---------       ---------

SHAREHOLDERS' EQUITY:
   Common stock ....................          5,966           5,966           5,966
   Paid-in surplus .................          7,109           7,109           7,109
   Retained earnings ...............         55,311          68,940          76,036
   Treasury stock ..................           (399)           (399)           (399)
                                          ---------       ---------       ---------
                                             67,987          81,616          88,712
                                          ---------       ---------       ---------
                                          $ 260,418       $ 262,514       $ 268,589
                                          =========       =========       =========

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (page F-16) are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


---------------------------------------------------------------------------------------------------
                                               Common        Paid-in       Retained       Treasury
(in thousands except number of shares)         Stock         Surplus       Earnings         Stock
---------------------------------------------------------------------------------------------------
BALANCE, January 29, 1994 ..............      $  5,966       $  7,109      $ 74,838       $   (399)


FIFTY-TWO WEEKS ENDED January 28, 1995:
   Net earnings ........................                                      4,088
   Dividends paid, 50 cents per share ..                                     (2,890)
                                              --------       --------      --------       --------

BALANCE, January 28, 1995 ..............         5,966          7,109        76,036           (399)


FIFTY-TWO WEEKS ENDED January 27, 1996:
   Net loss ............................                                     (4,206)
   Dividends paid, 50 cents per share ..                                     (2,890)
                                              --------       --------      --------       --------

BALANCE, January 27, 1996 ..............         5,966          7,109        68,940           (399)


FIFTY-TWO WEEKS ENDED January 25, 1997:
   Net loss ............................                                    (11,462)
   Dividends paid, 37 1/2cents per share                                     (2,167)
                                              --------       --------      --------       --------
BALANCE, January 25 1997 ...............      $  5,966       $  7,109      $ 55,311       $   (399)
                                              ========       ========      ========       ========

PREFERRED STOCK
Authorized 1,000,000 shares, $1 par value; no shares outstanding at January 28, 1995, January 27, 1996 and January 25, 1997.

COMMON STOCK
Authorized 15,000,000 shares, $1 par value; 5,966,2212/3 shares issued at January 28, 1995, January 27, 1996 and January 25, 1997. Shares issued include 187,200 shares in treasury at January 28, 1995, January 27, 1996 and January 25, 1997.


The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (page F-16) are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STORE CLOSING COSTS

In January 1997, the Company announced its decision to close three underperforming stores in Jackson, Kalamazoo and Dearborn, Michigan. In connection with the closings, the Company incurred a $4,200,000 pre-tax charge in fiscal 1996 which is reflected as store closing costs in the accompanying consolidated statements of earnings for the year ended January 25, 1997. Store closing costs consist of the following:

     ---------------------------------------------------
     (in thousands)                                1996
     ---------------------------------------------------
     Severance and related benefits............   $  900
     Reserve to state property and equipment
     at estimated fair value...................    2,350
     Expense to hold closed facilities pending
     disposition...............................      950
                                                  ------
                                                  $4,200
                                                  ======

The property and equipment reserve is reflected as a reduction of property and equipment on the consolidated balance sheets at January 25, 1997 and the balance of store closing costs is included in accrued expenses. After recognition of the fair value reserve, the adjusted net book value of property and equipment of the three closed stores totalled $2,300,000.

After-tax, store closing costs totalled $2,772,000 in 1996.

GAIN ON SALE OF PROPERTY

In 1995, the Company sold its former Children's Store in Birmingham, Michigan, at an after-tax gain of $693,000. In 1994, the Company sold its Store for the Home in East Lansing, Michigan, at an after-tax gain of $333,000 in connection with its phase out of furniture operations in six stores in 1993.

TAXES

The provision (credit) for income taxes consisted of:

-------------------------------------------------------------
(in thousands)              1996          1995         1994
-------------------------------------------------------------
Currently payable ..      $  (378)      $(2,872)      $   838
Deferred ...........       (5,449)          537         1,462
                          -------       -------       -------
                          $(5,827)      $(2,335)      $ 2,300
                          =======       =======       =======

Income taxes as a percent of earnings before income taxes differed from the statutory Federal income tax rate as follows:

-------------------------------------------------------------------------
(percent of earnings before income taxes)   1996        1995        1994
-------------------------------------------------------------------------
Statutory Federal income tax rate ..       (34.0)%     (34.0)%      34.0%
State income tax ...................          --          --         0.2
Tax reserves released ..............          --        (2.6)         --
Other ..............................         0.3         0.9         1.8
                                           -----       -----        ----
                                           (33.7)%     (35.7)%      36.0%
                                           =====       =====        ====

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes and are classified as current or non-current in the Consolidated Balance Sheets based on the classification of the assets and liabilities which gave rise to the temporary differences. The components of the net deferred income tax liability at January 25, 1997, January 27, 1996 and January 28 were as follows:

----------------------------------------------------------------------------------------------
                                                             January      January      January
(in thousands)                                                 1997         1996         1995
----------------------------------------------------------------------------------------------
Deferred Tax Liabilities:
    Accelerated depreciation ..........................      $ 3,930      $ 4,279      $ 4,429
    Additional pension cost deductible for tax purposes        5,811        5,759        4,664
    Other .............................................          827          822           88
                                                             -------      -------      -------
                                                              10,568       10,860        9,181
                                                             -------      -------      -------
Deferred Tax Assets:
    Store closing reserves ............................        1,428           --           --
    Accrued vacation pay ..............................        1,267        1,246        1,181
    Additional inventory capitalized for tax purposes .        1,076        1,079        1,086
    Alternative minimum tax credit carryforward .......          922           --           --
    Net operating loss carry forward ..................        1,119           --           --
    Deferred rent .....................................          558          303           --
    Other .............................................        2,895        1,480          699
                                                             -------      -------      -------
                                                               9,265        4,108        2,966
                                                             -------      -------      -------
    Net deferred tax liability ........................      $ 1,303      $ 6,752      $ 6,215
                                                             =======      =======      =======

The Company believes it is more likely than not that deferred tax assets, including the 1996 net operating loss carryforward of $3,300,000 (which expires in 2011), will be used to offset future tax obligations. Accordingly, the Company has not recorded a related valuation allowance.

------------------------------------------------------------------------------
Taxes other than income taxes were as follows:
------------------------------------------------------------------------------
(in thousands)                                1996         1995          1994
------------------------------------------------------------------------------
Payroll taxes .........................      $ 8,074      $ 8,012      $ 7,965
Real estate and personal property taxes        4,317        4,021        4,316
Other taxes ...........................        1,084        1,305        1,245
                                             -------      -------      -------
                                             $13,475      $13,338      $13,526
                                             =======      =======      =======

ADVERTISING EXPENSE

The Company expenses advertising costs the first time the advertising takes place. Advertising expense totalled $13,962,000 in 1996, $13,625,000 in 1995 and $11,932,000 in 1994.

INTEREST EXPENSE

Components of net interest expense are summarized below:

---------------------------------------------------------------------------------------------
(in thousands)                                                 1996         1995        1994
---------------------------------------------------------------------------------------------
Revolving Credit line ...................................      $2,071      $  617      $  365
Real estate obligations .................................       3,383       3,539       3,490
Long-term debt ..........................................       3,934       4,558       4,054
Capital lease obligations ...............................         120         206         369
                                                               ------      ------      ------
                                                                9,508       8,920       8,278
Less interest earned on short-term investments ..........          46          36          95
Less interest capitalized on properties under development          78          76         156
                                                               ------      ------      ------
                                                               $9,384      $8,808      $8,027
                                                               ======      ======      ======

CUSTOMER CREDIT AND RECEIVABLES

Credit sales under Jacobson credit plans were 44.6% of total sales in 1996, 43.6% in 1995 and 44.8% in 1994. Credit plans consist of option and extended payment accounts.

Revenues and direct costs associated with the Company's credit program are summarized below:

---------------------------------------------------------------------------------------------
(in thousands)                                               1996         1995         1994
---------------------------------------------------------------------------------------------
Finance charge revenues .............................      $ 5,313      $ 5,118       $ 5,376
                                                           -------      -------       -------
Cost of credit operation:
   Credit and collection administration .............        1,223        1,557         1,394
   Allocated interest expense .......................        3,028        2,935         2,680
   Provision for doubtful accounts, net of recoveries        1,026          843           544
   Provision (credit) for income taxes ..............           12          (74)          258


                                                             5,289        5,261         4,876
                                                           -------      -------       -------
Net income from (cost of) credit program ............      $    24      $  (143)      $   500
                                                           =======      =======       =======
   As a percent of credit sales .....................           -- %        0.1%          0.3%
                                                           =======      =======       =======

The finance charge rate assessed under the Company's credit plans increased to 20.4% in 1996 (previously 18.0%). Allocated interest expense is computed at the average rate of interest incurred on the Revolving Credit line applied to the average total receivables from customers. The average rate was 7.5% in 1996, 7.0% in 1995 and 6.0% in 1994.

Receivables from customers at year-end were as follows:

-------------------------------------------------------------------------
                                        January      January      January
(in thousands)                            1997         1996        1995
-------------------------------------------------------------------------
Receivables from customers .......      $42,460      $43,907      $44,777
Less reserve for doubtful accounts          750          773          793
                                        -------      -------      -------
                                        $41,710      $43,134      $43,984
                                        =======      =======      =======

Accounts written off, net of recoveries, were $1,049,000 in 1996, $863,000 in 1995 and $581,000 in 1994 (0.54%, 0.48% and 0.32%, respectively, of credit sales).

MERCHANDISE INVENTORIES

All merchandise inventories are valued at cost, which is lower than market, as determined by the retail last-in, first-out (LIFO) method. At year-end, merchandise inventories were as follows:

----------------------------------------------------------------------------------------
                                                    January       January       January
(in thousands)                                        1997          1996          1995
----------------------------------------------------------------------------------------
Inventories at first-in, first-out (FIFO) cost      $111,955      $106,061      $111,336
Less LIFO reserves ...........................        17,080        16,812        15,488
                                                    --------      --------      --------
                                                    $ 94,875      $ 89,249      $ 95,848
                                                    ========      ========      ========

PROPERTY AND EQUIPMENT

Property and equipment at year-end are set forth below:

----------------------------------------------------------------------------------------
                                                     January      January       January
(in thousands)                                         1997         1996          1995
----------------------------------------------------------------------------------------
Land and improvements ........................      $  9,010      $  9,418      $  9,472
Buildings and improvements ...................        90,739        92,082        92,663
Furniture, fixtures and equipment ............        49,364        47,864        44,299
Leasehold improvements .......................        12,286        10,601        10,824
Construction in progress .....................         1,727         2,751         2,116
Capital leases ...............................         9,954         9,809         9,610
                                                    --------      --------      --------
                                                     173,080       172,525       168,984
Less accumulated depreciation and amortization        83,278        75,928        68,726
                                                    --------      --------      --------
                                                    $ 89,802      $ 96,597      $100,258
                                                    ========      ========      ========

Depreciation and amortization amounted to $10,195,000 in 1996, $10,266,000 in 1995 and $10,120,000 in 1994.

CAPITAL AND MAINTENANCE EXPENDITURES

Capital expenditures, including amounts under capital leases, for the past three years are summarized below:

------------------------------------------------------------------
                              Stores         Support
                            and Store      Facilities
(in thousands)             Modernization  and Equipment     Total
------------------------------------------------------------------
1996...................      $ 4,444        $ 1,291        $ 5,735
1995...................        4,449          2,290          6,739
1994...................       12,359          1,772         14,131

Stores and store modernization expenditures include those made for the acquisition of land, buildings and improvements, and related fixtures and equipment for new stores and expansion and re-fixturing of existing stores. Support facilities and equipment expenditures relate to corporate office and distribution centers and other non-store expenditures.

Repairs and maintenance expense totalled $2,201,000 in 1996, $1,943,000 in 1995 and $1,846,000 in 1994.

LONG-TERM LEASES

At January 25, 1997, the Company was obligated under non-cancelable long-term leases for certain stores or portions of stores, and for certain fixtures and equipment. Many of the leases contain renewal options. Most require payment of taxes, insurance, and other costs applicable to the property, and some require additional rentals based on percentages of sales.

Future minimum rental commitments as of January 25, 1997, for all non-cancelable leases which had a remaining term of more than one year were as follows:

----------------------------------------------------------------------------------------
                                                                    Operating    Capital
(in thousands)                                                        Leases     Leases
----------------------------------------------------------------------------------------
1997.............................................................    $  6,334    $  633
1998.............................................................       6,942       301
1999.............................................................       8,005       212
2000.............................................................       7,769        80
2001.............................................................       7,885        80
Thereafter.......................................................     118,621       136
                                                                     --------    ------
Total minimum lease payments.....................................    $155,556     1,442
                                                                     ========    ======
Less imputed interest............................................                   251
                                                                                 ------
Capital lease obligations, including current maturities of $547..                $1,191
                                                                                 ======

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

Rental expense (net of rental income) was as follows:

---------------------------------------------------------------
(in thousands)                    1996        1995        1994
---------------------------------------------------------------
Buildings and improvements:
   Operating leases:
     Minimum rent .........      $5,651      $4,968      $3,831
     Percentage rent ......       1,034       1,032         993
   Capital leases:
     Percentage rent ......         292         288         290
                                 ------      ------      ------
                                 $6,977      $6,288      $5,114
                                 ======      ======      ======
Fixtures and equipment:
   Operating leases .......      $  802      $  456      $  888
                                 ======      ======      ======

RETIREMENT PLANS

The Company has a trusteed non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under the plan are based on a career average pay formula. Service cost and the projected benefit obligation under the projected unit credit actuarial method reflect the impact of estimated increases in compensation on future pension benefits. Unrecognized pension costs and credits, including actuarial gains and losses, are amortized over the average remaining service period of those employees expected to receive pension benefits. Pension expense was $2,113,000 in 1996, $1,023,000 in 1995 and $1,354,000 in 1994. The Company's funding policy satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Pension plan assets are managed by independent investment managers.

Net periodic pension expense, the funded status of the plan, and the related actuarial assumptions for the past three years are as follows:

--------------------------------------------------------------------------------------------
Components of Net Pension Expense (in thousands)        1996            1995          1994
--------------------------------------------------------------------------------------------
Service cost for benefits earned during the year      $  2,324       $  1,741       $  2,060
Interest cost on projected benefit obligation ..         3,634          3,318          2,803
Actual return on assets ........................        (5,895)       (11,176)         2,329
Net amortization and deferral ..................         2,050          7,140         (5,838)
                                                      --------       --------       --------
Net pension expense ............................      $  2,113       $  1,023       $  1,354
                                                      ========       ========       ========

--------------------------------------------------------------------------------------------------------
                                                                              December 31,
                                                                  --------------------------------------
Funded Status (in thousands)                                        1996           1995           1994
--------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated plan benefits:
   Vested ..................................................      $ 43,402       $ 41,948       $ 34,242
   Non-vested ..............................................         2,201          2,100          1,234
                                                                  --------       --------       --------
Accumulated benefit obligation .............................      $ 45,603       $ 44,048       $ 35,476
                                                                  ========       ========       ========

Projected benefit obligation ...............................      $ 52,724       $ 51,196       $ 40,021
Fair market value of assets ................................        58,357         50,879         38,551
                                                                  --------       --------       --------
Plan assets greater (less) than projected benefit obligation         5,633           (317)        (1,470)
Unrecognized net assets at transition ......................          (153)          (478)          (803)
Unrecognized net loss ......................................        10,227         14,367         13,247
                                                                  --------       --------       --------
Net prepaid pension cost ...................................        15,707         13,572         10,974
Accrued pension expense ....................................           181          1,424          1,293
                                                                  --------       --------       --------
Prepaid pension cost(1) ....................................      $ 15,888       $ 14,996       $ 12,267
                                                                  ========       ========       ========

(1) Included in other assets on the consolidated balance sheets.

------------------------------------------------------------------------
Actuarial Assumptions                     1996        1995        1994
------------------------------------------------------------------------
Discount rate:
   Beginning of year................      7-1/4%      8-1/2%      7%
End of year.........................      7-1/2       7-1/4       8-1/2
Expected return on plan assets......      9           9           9
Rate of increase in compensation....      5           5           5

The Company contributed and charged to expense $294,000 in 1996, $302,000 in 1995 and $293,000 in 1994 for multi-employer pension plans. These contributions were determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Under the provisions of the Multi-Employer Pension Plan Amendments Act of 1980, if the Company should substantially or totally withdraw from a multi-employer pension fund, it would be required to continue contributions to such plan to the extent of its portion of the plan's unfunded vested liability. Management has no plans to terminate operations that would subject the Company to such liability.

The Company has a qualified salary deferral plan under Internal Revenue Code
Section 401(k). All employees of the Company who have completed one year of service and are at least age 21 are eligible to participate in this plan under this plan, the Company may elect to match 20% of the first 3% of employee contributions per participant.These matching contributions vest immediately. The charges to operations for matching contributions to the plan were $366,000, $364,000 and $382,000 in 1996, 1995 and 1994, respectively.

FINANCING

At January 25, 1997, the Company had a $65,000,000 Revolving Credit and Term Loan facility under a Credit Agreement with two banks. The Revolving Credit portion of the Agreement provided for borrowings of up to $45,000,000. There was $31,500,000 outstanding under the Revolving Credit line at January 25, 1997. The Term Loan portion of the Credit Agreement totalled $20,000,000.

In March 1997, the Company obtained a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender which replaced the facility described above. The new revolving credit facility initially provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to a borrowing base limitation and lender reserves. Loans under the new facility bear interest at either or both of two variable interest rate alternatives as chosen by the Company. One of the interest rates may decrease if the Company meets specified performance measures. The Company's initial borrowing under the revolving credit facility was at an annual rate of 8.5%. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for loans under the facility.

Borrowings under the new facility mature on March 24, 2000, with automatic one year renewals on such maturity date, unless the facility is terminated by notice from any party to the others at least 90 days before the facility would otherwise terminate. The Company may also terminate the facility early upon 90 days notice if it pays a termination fee equal to one-half of one percent a year (for what would have been the remaining term of the facility) of the average daily balance of loans and letters of credit under the facility since its inception. The facility carries a line of credit fee equal to one-quarter of one percent a year of the excess of the aggregate commitments under the facility (currently $80,000,000) over the amount of loans and letters of credit outstanding, a one-time loan facility fee of $500,000 and an agent's fee of $45,000 a year. Borrowings under the facility are guaranteed by the Company's subsidiaries and secured by accounts receivable, inventory and related intangible assets and proceeds thereof of the Company and its subsidiaries.

Revolving Credit line borrowings and interest rates for the past three years were as follows:

----------------------------------------------------------------------------------
(in thousands)                                      1996        1995         1994
----------------------------------------------------------------------------------
Maximum amount outstanding....................     $43,500    $30,300      $25,500
Daily weighted average amount outstanding.....      27,707      8,776        6,051
Daily weighted average interest rate..........         7.5%       7.0%         6.0%

At year-end, long-term debt, less current maturities, consisted of the following:

-----------------------------------------------------------------------------------------------------
                                                                     January      January     January
(in thousands)                                                         1996         1995        1994
-----------------------------------------------------------------------------------------------------
6-3/4% Convertible Subordinated Debentures due 2011............      $ 31,050    $ 32,775    $ 34,500
Mortgage notes and collateral trust bonds due through 2013,
  at rates from 6.44% to 8.45%.................................        37,827      39,328      41,124
Term loan, at a fixed rate of 7.99%............................        20,000      20,000      30,000
Industrial development revenue bond obligations,
  due through 2015, at variable rates below prime..............         9,126       9,380       9,628
Notes under Revolving Credit line, at a blended
  rate below prime.............................................        31,500      17,200       3,500
                                                                     --------    --------    --------
                                                                      129,503     118,683     118,752
Capital lease obligations......................................           644       1,044       1,672
                                                                     --------    --------    --------
                                                                     $130,147    $119,727    $120,424
                                                                     ========    ========    ========

The 6-3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable, at the option of the Company at par. Mandatory annual sinking fund payments of $1,725,000 are required each December 15. At January 25, 1997, 1,003,000 shares of authorized common stock were reserved for conversion.

The Company obtained a waiver of net worth and cash flow covenant requirements at January 25, 1997 under its former Credit Agreement. The Company's current loan agreements include, among other things, covenants requiring minimum working capital, minimum net worth and restricting capital expenditures, capital stock redemptions and dividend payments. The new Revolving Credit Agreement limits cash dividends to 50 percent of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions.

Aggregate maturities of long-term debt for the next five years are as follows:

------------------------------------------------------------
                                         Capital
                            Long-Term     Lease
(in thousands)                 Debt    Obligations(1)  Total
------------------------------------------------------------
1997..................       $ 3,803      $547       $ 4,350
1998..................         3,946       258         4,204
1999..................         4,190       186         4,376
2000..................        55,825        66        55,891
2001..................        13,092        72        13,164

(1) Excluding imputed interest.

Based on the quoted market price of the 6-3/4% Convertible Subordinated Debentures due 2011 and on the current rates offered to the Company for other long-term debt of similar remaining maturities, the estimated fair value of total long-term debt, excluding capital lease obligations, was less than the carrying value by approximately $8,100,000 at January 25, 1997, $9,971,000 at January 27, 1996 and $14,400,000 at January 28, 1995.

STOCK OPTIONS

At January 25, 1997, 77,600 shares of Jacobson Stores Inc. common stock were reserved for issuance under a stock option plan adopted in 1983. No more options may be granted under this plan. At January 25, 1997, 318,000 shares of Jacobson Stores Inc. common stock were reserved for issuance under a plan adopted in 1994 and options for an additional 82,000 shares were available for grant to directors and employees. In January 1997, the Company's Board of Directors approved an amendment to the 1994 option plan which would increase the available shares under the plan by 500,000, contingent on shareholder approval at the 1997 annual meeting. Options to purchase 200,000 shares at $8.38 per share were granted contingent on shareholder approval of the option plan amendment. These contingent options are not reflected in the option activity table below.

In fiscal 1996, the Company adopted the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." However, the Company continues to account for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined in accordance with FASB Statement No. 123, the Company's net loss and loss per common share would have been $12,036,000 ($2.08 per share) and $4,306,000 ($0.75 per share) in 1996 and 1995, respectively.

Option activity for the past three years was as follows:

----------------------------------------------------------------------------------
                                                           Number     Option Price
                                                          of Shares     Per Share
----------------------------------------------------------------------------------
Options outstanding at January 29, 1994 .............      153,160      $   15.41
Activity during 1994:
   Granted ..........................................       37,250          14.38
   Expired ..........................................       49,810          17.49
                                                           -------
Options outstanding at January 28, 1995 (including
    exercisable options for 108,850 shares) .........      140,600          14.40

Activity during 1995:
   Granted ..........................................      204,500           9.63
   Expired ..........................................       13,750          17.83
                                                           -------

Options outstanding at January 27, 1996 (including
    exercisable options for 108,663 shares) .........      331,350          11.31

Activity during 1996:
   Granted ..........................................      186,500           8.84
   Expired ..........................................      122,250          10.70
                                                           ------

   Options outstanding at January 25, 1997 (including
    exercisable options for 239,350 shares) .........      395,600      $   10.33
                                                           =======      =========

The weighted average fair value of options granted in 1995 and 1996 totalled $5.75 and $5.27, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in valuing the option grants for the fiscal years ended January 27, 1996 and January 25, 1997, respectively, were expected life, 9.85 and 9.89 years; interest rate, 6.46% and 6.35% and volatility (the measure by which the stock price has fluctuated or will be expected to fluctuate during the period), 34.67% and 34.87%.

At January 25, 1997, 274,500 of the outstanding options have exercise prices that range between $8.00-$10.33, with a weighted average exercise price of $8.96. Of these options, 142,750 options are exercisable, with a weighted average exercise price of $8.69 and a weighted average contractual maturity of 9.4 years. The remaining 121,100 outstanding options have exercise prices that range between $10.33-$16.00, with a weighted average exercise price of $13.44. Of these options, 101,100 options are exercisable, with a weighted average exercise price of $13.73 and a weighted average contractual maturity of 3.6 years.

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

ACCRUED EXPENSES

Accrued expenses at year-end were as follows:

------------------------------------------------------------------------
                                        January      January     January
(in thousands)                            1997         1996        1995
------------------------------------------------------------------------
1995
Wages and vacation pay..............     $ 7,804     $ 7,293     $ 6,720
Pension.............................         181       1,424       1,293
Taxes other than income taxes.......       1,844       1,781       2,247
Interest............................       1,048         982         927
Other...............................       6,628       3,132       3,925
                                         -------     -------     -------

                                         $17,505     $14,612     $15,112
                                         =======     =======     =======

CONDENSED BALANCE SHEETS

Condensed balance sheets of Jacobson Stores Realty Company, Jacobson Credit Corp. and merchandising operations are shown below:

-----------------------------------------------------------------------------------------
                                                     January       January       January
(in thousands)                                         1997          1996          1995
-----------------------------------------------------------------------------------------
JACOBSON STORES REALTY COMPANY
-----------------------------------------------------------------------------------------
Current assets ................................      $    189      $    269      $    284
Advances to Jacobson Stores Inc. ..............        25,589        23,460        19,902
Property and equipment, net ...................        51,458        55,196        59,057
Investments and other assets ..................         2,633         2,760         3,055
                                                     --------      --------      --------
             Assets ...........................      $ 79,869      $ 81,685      $ 82,298
                                                     ========      ========      ========

Current liabilities ...........................      $  2,932      $  3,186      $  3,210
Long-term debt ................................        45,746        47,500        49,241
Other liabilities .............................         2,299         2,559         2,821
Equity of Jacobson Stores Inc. ................        28,892        28,440        27,026
                                                     --------      --------      --------
             Liabilities and Equity ...........      $ 79,869      $ 81,685      $ 82,298
                                                     ========      ========      ========
-----------------------------------------------------------------------------------------
JACOBSON CREDIT CORP
-----------------------------------------------------------------------------------------
Current assets ................................      $   --        $      4      $  3,580
Advances to Jacobson Stores Inc. ..............         8,524         8,615         8,392
                                                     --------      --------      --------
             Assets ...........................      $  8,524      $  8,619      $ 11,972
                                                     ========      ========      ========

Current liabilities ...........................      $   --        $     95      $    127
Long-term debt ................................          --            --           3,500
Equity of Jacobson Stores Inc. ................         8,524         8,524         8,345
                                                     --------      --------      --------
             Liabilities and Equity ...........      $  8,524      $  8,619      $ 11,972
                                                     ========      ========      ========
-----------------------------------------------------------------------------------------
JACOBSON STORES INC.
-----------------------------------------------------------------------------------------
Current assets ................................      $149,950      $145,481      $146,276
Property and equipment, net ...................        38,344        41,402        41,201
Investments and other assets ..................        22,094        21,785        19,517
                                                     --------      --------      --------
             Assets ...........................      $210,388      $208,668      $206,994
                                                     ========      ========      ========

Current liabilities ...........................      $ 50,729      $ 47,381      $ 47,165
Long-term debt ................................        84,401        72,227        67,683
Other liabilities .............................         8,474        10,229         8,409
Advances from subsidiaries ....................        34,113        32,075        28,294
Shareholders' equity ..........................        32,671        46,756        55,443
                                                     --------      --------      --------
             Liabilities and Equity ...........      $210,388      $208,668      $206,994
                                                     ========      ========      ========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF REPORTING. Jacobson Stores Inc. operates specialty department stores in 25 cities in Michigan, Indiana, Kansas, Kentucky, Ohio and Florida. The consolidated financial statements include the accounts of the Company and two wholly-owned subsidiaries, Jacobson Stores Realty Company and Jacobson Credit Corp. All significant inter-company transactions and balances have been eliminated.

FISCAL YEAR. The Company's fiscal year ends on the last Saturday in January. Fiscal years 1996, 1995 and 1994 consisted of 52 weeks and ended January 25, 1997, January 27, 1996 and January 28, 1995, respectively.

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

CAPITALIZATION OF INTEREST. Interest expense incurred on properties under development is capitalized to reflect properly the costs of properties up to the time they are ready for their intended use. The amounts capitalized are then amortized over the respective lives of the depreciable assets.

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

EARNINGS PER SHARE. Primary earnings per share are computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the year. Weighted average shares outstanding, excluding treasury shares, were 5,789,703 in 1996, and 5,779,977 in 1995 and 5,779,123 in 1994. Fully diluted earnings per share are computed based on the additional assumption that the Company's 6-3/4% Convertible Subordinated Debentures due 2011 were converted to common stock at the date of issuance with a corresponding increase in net earnings to reflect reduction in related interest expense, net of income taxes. Weighted average shares outstanding used in the computation of fully diluted earnings per share were 6,832,518 in 1996, 6,835,992 in 1995 and 6,835,138 in 1994.

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

NEWLY RELEASED ACCOUNTING PRONOUNCEMENTS. Newly issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, and SFAS No. 129, Disclosure of Information about Capital Structure, become effective for the Company in fiscal year 1997. SFAS No. 128 will require primary earnings per share (EPS) to be replaced by basic EPS, which is computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted EPS, now called diluted EPS, is still required. These statements are not expected to have a material effect on the Company's consolidated financial statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Jacobson Stores Inc.:

We have audited the accompanying consolidated balance sheets of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of January 25, 1997, January 27, 1996 and January 28, 1995 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 25, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Stores Inc. and subsidiaries as of January 25, 1997, January 27, 1996 and January 28, 1995 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 25, 1997, in conformity with generally accepted accounting principles.






                                                      /s/ ARTHUR ANDERSEN LLP
                                                      -----------------------

Detroit, Michigan
March 24, 1997

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                      QUARTERLY INFORMATION (unaudited)


OPERATING RESULTS

The unaudited quarterly operating results shown below were prepared using the same accounting policies that are applied to the annual data.

-----------------------------------------------------------------------------------------------------------
                                                                           Quarter
(in thousands, except per share data)                First          Second          Third          Fourth
-----------------------------------------------------------------------------------------------------------
1996
----
Net sales ..................................      $ 106,525       $  93,990       $  90,778       $ 141,176
Cost of merchandise sold, buying and
     occupancy expenses ....................         68,260          69,258          59,410          96,898
Selling, general and administrative expenses         34,436          31,586          33,355          42,971
Interest expense, net ......................          2,272           2,272           2,262           2,578
Store closing costs ........................             --              --              --           4,200
Earnings (loss) before income taxes ........          1,557          (9,126)         (4,249)         (5,471)
Net earnings (loss) ........................          1,012          (5,931)         (2,763)         (3,780)
Earnings (loss) per share:
    Primary ................................      $     .18       $   (1.02)      $    (.48)      $    (.65)
    Fully diluted ..........................            .18           (1.02)           (.48)           (.65)

1995
----
Net sales ..................................      $ 100,298       $  93,099       $  87,802       $ 133,068
Cost of merchandise sold, buying and
    occupancy expenses .....................         64,826          67,438          57,316          89,913
Selling, general and administrative expenses         33,000          31,665          32,884          36,023
Interest expense, net ......................          2,208           2,182           2,136           2,282
Gain on sale of property ...................             --              --          (1,065)             --
Earnings (loss) before income taxes ........            264          (8,186)         (3,469)          4,850
Net earnings (loss) ........................            172          (5,321)         (2,255)          3,198
Earnings (loss) per share:
    Primary ................................      $     .03       $    (.92)      $    (.39)      $     .55
    Fully diluted ..........................            .03            (.92)           (.39)            .52

1994
----
Net sales ..................................      $  97,494       $  89,917       $  86,501       $ 135,242
Cost of merchandise sold, buying and
    occupancy expenses .....................         62,974          63,529          55,509          83,192
Selling, general and administrative expenses         31,448          30,632          31,843          36,116
Interest expense, net ......................          1,858           1,899           1,942           2,328
Gain on sale of property ...................           (504)             --              --              --
Earnings (loss) before income taxes ........          1,718          (6,143)         (2,793)         13,606
Net earnings (loss) ........................          1,117          (3,993)         (1,816)          8,780
Earnings (loss) per share:
    Primary ................................      $     .19       $    (.69)      $    (.31)      $    1.52
    Fully diluted ..........................            .19            (.69)           (.31)           1.34

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

------------------------------------------------------------
                As Reported               As Reallocated
Quarter     1996    1995    1994       1996    1995    1994
------------------------------------------------------------
1st         $.06    $.06   $ .07       $.01    $.04   $(.12)
2nd          .01     .05     .03        .01     .03    (.11)
3rd          .03     .05     .05         --     .03    (.11)
4th         (.07)   (.01)   (.65)       .01     .05    (.16)
            ----    ----   -----       ----    ----   -----
            $.03    $.15   $(.50)      $.03    $.15   $(.50)
            ====    ====   =====       ====    ====   =====


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                               JANUARY 25, 1997
                                (in thousands)

        Column A                             Column B      Column C      Column D       Column E

                                                          Additions     Deductions
                                             Balance      Charged to        For         Balance
                                            Beginning     Costs and       Amounts       End of
       Description                          of Period      Expenses        Paid         Period
-----------------------------------------   ---------     ----------    ----------      -------
52 WEEKS ENDED JANUARY 25, 1997:

Store Closing Costs -
    Severance and related benefits        $       --         $  900      $       --      $  900
    Reserve to state property and
       equipment at estimated fair value          --          2,350              --       2,350
    Expense to hold closed facilities
       pending disposition                        --            950              --         950
                                          ----------         ------      ----------      ------

                                          $       --         $4,200      $       --      $4,200
                                          ==========         ======      ==========      ======

                                   EXHIBITS


EXHIBITS
--------

 4(a) First Amendment to Credit Agreement, dated as of December 19, 1996, among Jacobson Stores Inc., Comerica Bank and NBD Bank.

 4(b) Second Amendment to Credit Agreement and Waiver and Amendment to Term Note, dated as of January 25, 1997, among Jacobson Stores Inc., Comerica Bank and NBD Bank.

 4(c) Revolving Credit Agreement, dated as of March 24, 1997, between Jacobson Stores Inc. and The CIT Group/Business Credit., as agent.


10(a)* Employment Agreement dated as of March 19, 1997, between Jacobson Stores Inc. and P. Gerald Mills.

10(b)* Severance Agreement dated as of October 31, 1996, between Jacobson Stores Inc. and Mark K. Rosenfeld.

10(c)* Amendment to Severance Agreement dated as of December 12, 1996, between Jacobson Stores Inc. and Mark K. Rosenfeld.

10(d)* Severance Agreement dated as of December 20, 1996, between Jacobosn Stores Inc. and James B. Fowler.

10(e)* Employment Agreement dated August 1, 1996 between Jacobson Stores Inc. and Theodore R. Kolman.

10(f)* Employment Agreement, dated February 28, 1996, between Jacobson Stores Inc. and Joseph H. Fisher.

10(g)* Amendment to Executive Employment Agreement, dated as of August 1, 1996, between Jacobson Stores Inc. and Joseph H. Fisher.

11       Computation of Earnings per Share

23       Consent of Arthur Andersen LLP

27       Financial Data Schedule

        In addition, the previously-filed exhibits listed below are incorporated herein by reference. (All references are to Securities and Exchange Commission File #0-6319 unless otherwise noted.)

Current                                                                 Identification of
Exhibit                  Description of Exhibit                            Prior Filing
-------                  ----------------------                         -----------------
3(i)(a)         Restated Articles of Incorporation,              Exhibit 19(a) to Form 10-Q,
                Jacobson Stores Inc., as amended and             Quarter Ended April 29, 1989.
                restated May 25, 1989.

3(i)(b)         Certificate of Designation, Preferences          Exhibit 3(a) to Form 10-Q,
                and Rights of Preferred Stock of                 Quarter Ended October 29,
                Jacobson Stores Inc.                             1988

3(ii)           By-laws, Jacobson Stores Inc., as                Exhibit 3(ii) to Form 10-K,
                amended March 21, 1996.                          Year Ended January 27, 1996.

4(d)            Election under Section 780,                      Exhibit 28 to Form 10-Q,
                Michigan Business Corporation Act.               Quarter Ended October 27,
                                                                 1996.

4(e)            Indenture dated as of December 15,               File #33-10532:
                1986 between Jacobson Stores Inc.                Exhibit 4(a) to Form S-2
                and National Bank of Detroit, as                 (Amendment No. 1), filed
                Trustee.                                         December 12, 1986.

4(f)            Rights Agreement dated as of October 4,          Exhibit I to Form 8-A and
                1988 between Jacobson Stores Inc. and            Exhibit 4 to Form 8-K,
                Manufacturers National Bank of Detroit,          October 7, 1988; Exhibit I
                as Rights Agent; Change of Rights                to Amendment No. 1 to
                Agent, Effective June 1, 1989; Change            Form 8-A, May 16, 1989;
                of Right Agent, Effective May 31, 1994.          Exhibit 1 to Amendment
                                                                 No. 2 to Form 8-A, June 9,
                                                                 1994.

4(g)            Credit Agreement dated as of December 21,        Exhibit 4(d) to Form 8-K
                1995, between Jacobson Stores Inc. and           dated January 11, 1996.
                Comerica Bank, as agent.

9               Voting and Transfer Restriction                  Exhibit 9 to Form 10-K,
                Agreement, effective December 31,                Year Ended January 26,
                1990.                                            1991.

10(h)*          Employment Agreement dated as of                 Exhibit 10(b) to Form 10-K,
                February 1, 1996, between Jacobson               Year Ended January 27, 1996.
                Stores Inc. and Paul W. Gilbert.

10(i)*          Amendment, as of August 1, 1996, to              Exhibit 10(a) to Form 10-Q,
                Employment Agreement dated February              Quarter ended July 27, 1996.
                1, 1996, between Jacobson Stores Inc.
                and Paul. W. Gilbert.






Current                                                                 Identification of
Exhibit                  Description of Exhibit                            Prior Filing
-------                  ----------------------                         -----------------
10(j)*          Change in Control Severance Agreement,           Exhibit 10(f) to Form
                10-K, dated December 18, 1995, between           Year Ended January 27, 1996.
                Jacobson Stores Inc. and Paul W. Gilbert.

10(k)*          Employment Agreement dated August 1,             Exhibit 10(c) to Form 10-Q,
                1996 between Jacobson Stores Inc., and           Quarter ended July 27, 1996.
                Robert L. Moles.

10(l)*          Jacobson Stores Inc. Deferred Compensation       Exhibit 10(h) to Form 10-K,
                Plan, as amended and restated January 24, 1996.  Year Ended January 27, 1996.

10(m)*          1996 Management Incentive Plan.                  Exhibit 10(i) to Form 10-K,
                                                                 Year Ended January 27, 1996.

10(n)*          Split Dollar Agreement, dated January 31,        Exhibit 10(k) to Form 10-K
                1992, between Jacobson Stores Inc. and           Year Ended January 27, 1996.
                Paul W. Gilbert.

10(o)*          Jacobson's Stock Option Plan                     Exhibit 19 to Form 10-Q,
                of 1983, as amended and restated,                Quarter Ended October 26,
                effective May 28, 1987, and as further           1991.
                amended May 24, 1990 and August 22,
                1991.

10(p)*          Jacobson Stock Option Plan of 1994.              Exhibit A to Proxy Statement
                                                                 in connection with the Annual
                                                                 Meeting of Shareholders held
                                                                 on May 26, 1994.

10(q)*          First Amendment to Jacobson Stock Option         Exhibit 10(m) to Form 10-K,
                Plan of 1994.                                    Year Ended January 27, 1996.

21              Schedule of Subsidiaries                         Exhibit 21 to Form 10-K, Year
                                                                 Ended January 27, 1996.