Form 10-Q
period 1997-04-26
JACOBSON STORES INC
filed 1997-06-05
CIK 53025

FORM 10-Q


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended April 26, 1997

                        Commission file number 0-6319


                             JACOBSON STORES INC.
            (Exact name of registrant as specified in its charter)



            Michigan                                38-0686330
(State or other jurisdiction                     (IRS Employer
of incorporation or organization)             Identification Number)


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

                         Common Stock ($1 Par Value):
            5,779,021-2/3 Shares outstanding as of April 26, 1997

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                  FORM 10-Q

                       For Quarter Ended April 26, 1997


                                    INDEX


                                                                       Page
PART I:    FINANCIAL INFORMATION

   Item 1.  Financial Statements

            . Consolidated Balance Sheets - April 26, 1997 and
              January 25, 1997                                           1

            . Consolidated Statements of Earnings -
              Thirteen Week Periods
              Ended April 26, 1997 and April 27, 1996                    2

            . Consolidated Statements of Cash Flows -
              Thirteen Week Periods
              Ended April 26, 1997 and April 27, 1996                    3

            . Notes to Consolidated Financial Statements                 4

            Review by Independent Public Accountants                     7

            Exhibit:

            . Report of Independent Public Accountants                   8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9


PART II:   OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                           13

        All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                              14

INDEX OF EXHIBITS


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)

                                            April 26,        January 25,
                                              1997              1997
                                           ----------        -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                $   4,111        $   4,871
   Receivables from customers, net             35,786           41,710
   Merchandise inventories                     96,362           94,875
   Prepaid expenses and other assets            2,280            2,923
   Refundable income taxes                        855              855
   Deferred taxes                               3,994            3,994
                                            ---------        ---------
           Total current assets               143,388          149,228
                                            ---------        ---------
PROPERTY AND EQUIPMENT, NET                    87,578           89,802
                                            ---------        ---------
OTHER ASSETS                                   21,643           21,388
                                            ---------        ---------
                                            $ 252,609        $ 260,418
                                            =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt        $   4,330        $   4,350
   Accounts payable                            24,767           31,320
   Accrued expenses                            15,176           17,505
                                            ---------        ---------
           Total current liabilities           44,273           53,175
                                            ---------        ---------
LONG-TERM DEBT                                127,649          130,147
                                            ---------        ---------
DEFERRED TAXES                                  6,498            5,297
                                            ---------        ---------
OTHER LIABILITIES                               4,027            3,812
                                            ---------        ---------
SHAREHOLDERS' EQUITY:
   Common stock                                 5,966            5,966
   Paid-in surplus                              7,109            7,109
   Retained earnings                           57,486           55,311
   Treasury stock                                (399)            (399)
                                            ---------        ---------
                                               70,162           67,987
                                            ---------        ---------
                                            $ 252,609        $ 260,418
                                            =========        =========

      The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF EARNINGS
              (in thousands except per share and dividend data)
                                 (unaudited)


                                                         Thirteen Weeks Ended
                                                         --------------------
                                                         April 26,      April 27,
                                                           1997           1996
                                                         ---------      --------

NET SALES                                                  $111,908     $106,525
                                                           --------     --------

COSTS AND EXPENSES:
     Cost of merchandise sold, buying and
         occupancy expenses                                  72,314       68,260
     Selling, general and administrative expenses            33,800       34,436
     Interest expense, net                                    2,448        2,272
                                                           --------     --------
               Total costs and expenses                     108,562      104,968
                                                           --------     --------

EARNINGS BEFORE INCOME TAXES                                  3,346        1,557

PROVISION FOR INCOME TAXES                                    1,171          545
                                                           --------     --------

NET EARNINGS                                               $  2,175     $  1,012
                                                           ========     ========



EARNINGS PER COMMON SHARE:
     Primary and fully diluted                             $   0.38     $   0.18
                                                           ========     ========


CASH DIVIDENDS PER SHARE                                   $   --       $ 0.12 1/2
                                                           ========     ========


       The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                            Thirteen Weeks Ended
                                                            --------------------
                                                           April 26,     April 27,
                                                             1997          1996
                                                           ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                           $  2,175    $  1,012
   Adjustments to reconcile net earnings to cash
   provided by (used in) operating activities:
      Depreciation and amortization                          2,344       2,549
      Deferred taxes                                         1,201        --
      Other liabilities                                        215         124

      Change in:
         Receivables from customers, net                     5,925       2,286
         Merchandise inventories                            (1,487)     (9,543)
         Prepaid expenses and other assets                     644         837
         Accounts payable and accrued expenses              (8,883)     (3,056)
         Current income taxes                                 --           594
                                                          --------    --------

              Net cash provided by (used in)
               operating activities                         2,134      (5,197)
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                        (119)     (3,377)
   Other non-current assets                                   (257)         32
                                                          --------    --------

              Net cash used in investing activities           (376)     (3,345)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                              49,500      11,300
   Reduction of long-term debt                             (52,018)     (1,874)
   Cash dividends paid                                        --          (722)
                                                          --------    --------

              Net cash provided by (used in)
              financing activities                          (2,518)      8,704
                                                          --------    --------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                   (760)        162

   Cash and cash equivalents, beginning of period            4,871       3,068
                                                          --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  4,111    $  3,230
                                                          ========    ========

      The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 26, 1997




        The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

        Because of the nature of the specialty department store business, the results for the thirteen week periods ended April 26, 1997 and April 27, 1996 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

  (1)   STORE CLOSING COSTS

        In March 1997, the Company closed underperforming stores in Jackson, Kalamazoo and Dearborn, Michigan. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to effect the closings and to state property and equipment at estimated fair value. The Company charged store closing costs totalling approximately $700,000, primarily for severance and related benefits, against the accrual during the first quarter this year. Based on costs incurred and a review of the estimate of the remainder of store closing costs, the $3,500,000 remaining store closing reserve appears reasonable at April 26, 1997.

        In April 1997, the Company announced its decision to close its Troy, Michigan clearance center. The store closed in late May. The Company does not expect to incur significant costs in connection with the closing.

  (2)   EARNINGS PER SHARE

        Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Weighted average shares outstanding were 5,779,000 and 5,781,000 for the thirteen week periods ended April 26, 1997 and April 27, 1996, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 26, 1997



        Fully diluted earnings per share are computed based on the additional assumption that the Company's 6-3/4% Convertible Subordinated Debentures due 2011 were converted to common stock at the date of issuance with a corresponding increase in net earnings to reflect a reduction in related interest expense, net of income taxes. Weighted average shares outstanding used in the computation of fully diluted earnings per share were 6,782,000 and 6,840,000 for the thirteen week periods ended April 26, 1997 and April 27, 1996, respectively.

        Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, becomes effective for the Company in the fourth quarter of fiscal year 1997. SFAS No. 128 will require primary earnings per share (EPS) to be replaced by basic EPS, which is computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted EPS, to be called diluted EPS, is still required. This statement is not expected to have a material effect on the Company's consolidated financial statements.

  (3) CUSTOMER CREDIT AND RECEIVABLES Receivables from customers were as follows:

                                                        April 26,   January 25,
                (in thousands)                             1997         1997
                                                        ---------   -----------
                Receivables from customers               $ 36,393    $ 42,460
                Less reserve for doubtful accounts            607         750
                                                         ---------    ---------
                                                         $ 35,786    $ 41,710
                                                         =========    =========


  (4)   MERCHANDISE INVENTORIES
        Merchandise inventories were as follows:
                                                          April 26,   January 25,
                (in thousands)                               1997         1997
                                                          ---------   -----------
                Inventories at first-in, first out
                    (FIFO) cost                          $ 113,771    $ 111,955
                Less LIFO reserves                          17,409       17,080
                                                         ---------    ---------

                                                         $  96,362    $  94,875
                                                         =========    =========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended April 26, 1997




  (5)   PROPERTY AND EQUIPMENT
        Property and equipment are set forth below:

                                                   April 26,   January 25,
                (in thousands)                        1997         1997
                                                   ---------   -----------
              Property and equipment              $ 170,579    $ 173,080
              Less accumulated depreciation
                  and amortization                   83,001       83,278
                                                  ---------    ---------

                                                  $  87,578    $  89,802
                                                  =========    =========


  (6)   STOCK OPTIONS

        Subsequent to the close of the quarter covered by this report, at their Annual Meeting on May 22, 1997, the Company's shareholders approved an amendment to the 1994 stock option plan which increased the available shares under the plan to 900,000 shares. Options to purchase 200,000 shares at $8.38 per share were granted in 1996 contingent on shareholder approval of the option plan amendment.


  (7)   SUPPLEMENTARY CASH FLOW INFORMATION

        The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

        Interest paid (net of interest capitalized) totalled $2,020,000 and $1,697,000 in the thirteen week periods ended April 26, 1997 and April 27, 1996, respectively. The Company received income tax refunds of $30,000 and $51,000 in the thirteen week periods ended April 26, 1997 and April 27, 1996, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 26, 1997






REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirteen week period ended April 26, 1997. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                             ARTHUR ANDERSEN LLP




                   Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of April 26, 1997 and the related condensed consolidated statements of earnings and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Jacobson Stores Inc. and subsidiaries as of January 25, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated March 24, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 26, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                      /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
May 9, 1997

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 26, 1997




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The registrant, Jacobson Stores Inc., a Michigan corporation and successor to a business founded in 1868, operates fashion specialty stores catering to discerning customers with preferences for quality merchandise. The Company emphasizes quality merchandise, fully staffed stores, personalized customer service and attractive, comfortable shopping surroundings. Each store features fashion apparel and accessories for the family, and most offer decorative accents for the home.

The Company owns a substantial portion of the real property used in its business, primarily through its consolidated, wholly-owned real estate subsidiary, Jacobson Stores Realty Company ("Jacobson Realty"). The Company also has a consolidated wholly-owned finance subsidiary Jacobson Credit Corp. ("Jacobson Credit"). As used in this report, the terms "registrant", "Company" and "Jacobson's" refer to Jacobson Stores Inc. and its subsidiaries unless the context indicates otherwise.

Jacobson's operates in two regions and maintains separate staffs of buyers for each region in order to better respond to customers' lifestyles and merchandise preferences. The Company has stores in twenty-four cities in Michigan, Indiana, Kansas, Kentucky, Ohio and Florida. The principal merchandising and distribution functions are performed through regional facilities. Functions common to all stores, such as management coordination, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED APRIL 26, 1997 COMPARED TO THIRTEEN WEEKS ENDED APRIL 27, 1996

     Sales for the quarter ended April 26, 1997, totalled $111,908,000, an increase of 5.1% from 1996. The overall increase in sales is due to the opening of new stores in Leawood, Kansas, and Boca Raton, Florida, in March 1996 and November 1996, respectively. Comparable store sales decreased 0.2% for the thirteen weeks, including a 1.6% decrease in the Midwest region, and a 1.9% increase in Florida. Sales in the Company's Midwest stores were pressured as a result of increased competition, including the addition of 950,000 square feet of retail space to the Somerset Collection, a regional shopping mall in the metropolitan Detroit area, in August 1996. In 1997, the Company expects the sales volume of the three stores closed in March 1997 and the Troy, Michigan, clearance center closed in May 1997, to be largely offset by the remaining stores, including the impact of a full year's sales in the Company's Leawood, Kansas, and Boca Raton, Florida, stores.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 26, 1997





     The Company's gross profit percentage decreased to 35.4% for the thirteen weeks this year from 35.9% in 1996, reflecting principally higher markdowns as well as the tenancy costs associated with two stores opened in 1996.

     Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 30.2% in the quarter from 32.3% one year ago. The decrease is due primarily to Company-wide expense reduction initiatives and to expense leverage resulting from increased sales, partially offset by higher sales promotion expense.

     Interest expense, expressed as a percentage of sales, increased to 2.2% for the quarter from 2.1% one year ago primarily due to higher revolving credit borrowings.

     1997 net earnings for the thirteen weeks totalled $2,175,000, or 38 cents per common share compared to $1,012,000, or 18 cents per common share last year. Store closing promotions conducted at the three stores closed in March 1997 increased net earnings for the quarter this year by $788,000 or 14 cents per share. As a percent of sales, net earnings were 1.9% in 1997 compared to 1.0% in 1996.

b.   LIQUIDITY AND CAPITAL RESOURCES

     At April 26, 1997, the Company's current ratio was 3.24 to 1 and working capital totalled $99,115,000, including $4,111,000 of cash and cash equivalents. At January 25, 1997, the current ratio was 2.81 to 1 and working capital totalled $96,053,000, including $4,871,000 of cash and cash equivalents.

     The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. As of April 26, 1997, the Company had borrowed $49,539,000 under this facility and had $30,461,000 of borrowing availability. For the quarter ended April 26, 1997, the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 8.5%.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 26, 1997




c.   CASH FLOWS

     Cash and cash equivalents decreased $760,000 in the thirteen weeks ended April 26, 1997, compared to an increase of $162,000 in the thirteen weeks ended April 27, 1996. Cash flows are impacted by operating, investing and financing activities. In the thirteen weeks this year, operating activities provided $2,134,000 of cash, compared to $5,197,000 of cash used in 1996. The increase in 1997 versus 1996 reflects primarily higher net earnings, cash generated from store closings in 1997, and the start-up inventory required in 1996 for a new store in Leawood, Kansas. These changes were partially offset by reduced merchandise payables.

     Investing activities used cash of $376,000 in the thirteen weeks this year compared to $3,345,000 in 1996. Capital expenditures for new stores or modernization and refixturing of existing stores and support facilities totalled $119,000 in the first thirteen weeks of 1997 compared to $3,377,000 last year.

     Financing activities used cash of $2,518,000 in the thirteen weeks this year compared to $8,704,000 provided last year. In March 1997, the Company borrowed $49,500,000 under its current Revolving Credit Agreement to repay the then outstanding principal balance under its former Credit Agreement and used $2,518,000 to service current maturities of long-term debt. In the thirteen weeks last year, the Company borrowed $11,300,000 under its former Credit Agreement and used $1,874,000 to service current maturities of long-term debt. The Company paid a cash dividend of $722,000 in the thirteen week period in 1996. The Company discontinued its cash dividend, effective in the fourth quarter of 1996.

     The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations and debt maturities.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended April 26, 1997





d.   CORPORATE DEVELOPMENT

     The Company opened two new stores in 1996, but has no commitments for any new store locations at the present time. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision. In March 1997, the Company closed under-performing stores in Jackson, Kalamazoo and Dearborn, Michigan. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to effect the closings and to state property and equipment at estimated fair value. The Company charged store closing costs totalling approximately $700,000, primarily for severance and related benefits, against the accrual during the quarter ended April 26, 1997. Based on total costs incurred and a review of the estimate of the remainder of store closing costs, the $3,500,000 remaining store closing reserve appears reasonable at April 26, 1997.

     In April 1997, the Company announced its decision to close its Troy, Michigan clearance center. The store closed in late May. The Company does not expect to incur significant costs in connection with the clearance center closing.

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

                       For Quarter Ended April 26, 1997





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            11   Computation of Earnings Per Share

            15   Letter from Independent Public Accountants

            27   Financial Data Schedule


      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during its fiscal quarter ended April 26, 1997.


All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       For Quarter Ended April 26, 1997





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                JACOBSON STORES INC.
                                        ------------------------------------
                                                    (Registrant)



Date:      June 5   ,  1997       BY:   /s/  P. Gerald Mills
        ------------                    ------------------------------------
                                        P. GERALD MILLS
                                        Chairman of the Board, President and
                                        Chief Executive Officer



Date:      June 5   ,  1997       BY:   /s/  Paul W. Gilbert
        ------------                    ------------------------------------
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