Form 10-Q
period 1997-07-26
JACOBSON STORES INC
filed 1997-09-05
CIK 53025

FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended July 26, 1997

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

                         Common Stock ($1 Par Value):
             5,779,021-2/3 Shares outstanding as of July 26, 1997

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                  FORM 10-Q

                       For Quarter Ended July 26, 1997


                                    INDEX


                                                                         Page
PART I:  FINANCIAL INFORMATION

   Item 1.    Financial Statements

              .   Consolidated Balance Sheets - July 26, 1997 and
                  January 25, 1997                                         1

              .   Consolidated Statements of Earnings -
                  Thirteen and Twenty-Six Week Periods
                  Ended July 26, 1997 and July 27, 1996                    2

              .   Consolidated Statements of Cash Flows - Twenty-Six
                  Week Periods Ended July 26, 1997 and July 27, 1996       3

              .   Notes to Consolidated Financial Statements               4

              Review by Independent Public Accountants                     8

              Exhibit:

              .   Report of Independent Public Accountants                 9

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10


PART II: OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders         15
   Item 6.    Exhibits and Reports on Form 8-K                            16

              All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                17

INDEX OF EXHIBITS


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)

                                                     July 26,        January 25,
ASSETS                                                 1997              1997
                                                     --------        -----------
CURRENT ASSETS:
    Cash and cash equivalents                       $     3,114      $     4,871
    Receivables from customers, net                      30,503           41,710
    Merchandise inventories                              74,232           94,875
    Prepaid expenses and other assets                     2,275            2,923
    Refundable income taxes                                 855              855
    Deferred taxes                                        3,994            3,994
                                                    -----------      -----------
              Total current assets                      114,973          149,228
                                                    -----------      -----------
PROPERTY AND EQUIPMENT, NET                              85,978           89,802
                                                    -----------      -----------
OTHER ASSETS                                             21,455           21,388
                                                    -----------      -----------
                                                    $   222,406      $   260,418
                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt               $     2,546      $     4,350
    Accounts payable                                     19,491           31,320
    Accrued expenses                                     14,738           17,505
                                                    -----------      -----------
              Total current liabilities                  36,775           53,175
                                                    -----------      -----------
LONG-TERM DEBT                                          113,890          130,147
                                                    -----------      -----------
DEFERRED TAXES                                            3,358            5,297
                                                    -----------      -----------
OTHER LIABILITIES                                         4,040            3,812
                                                    -----------      -----------
SHAREHOLDERS' EQUITY:
    Common stock                                          5,966            5,966
    Paid-in surplus                                       7,109            7,109
    Retained earnings                                    51,667           55,311
    Treasury stock                                         (399)            (399)
                                                    -----------      -----------
                                                         64,343           67,987
                                                    -----------      -----------
                                                    $   222,406      $   260,418
                                                    ===========      ===========

       The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF EARNINGS
              (in thousands except per share and dividend data)
                                 (unaudited)


                                                            Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                          ------------------------         ------------------------
                                                          July 26,        July 27,         July 26,        July 27,
                                                            1997            1996             1997            1996
                                                          --------        --------         --------        --------
NET SALES                                                $   95,938     $   93,990        $  207,846      $  200,515
                                                         ----------     ----------        ----------      ----------

COSTS AND EXPENSES:
     Cost of merchandise sold, buying and
         occupancy expenses                                  72,381         69,258           144,695         137,518
     Selling, general and administrative expenses            30,561         31,586            64,361          66,022
     Interest expense, net                                    2,289          2,272             4,737           4,544
     Store closing costs (credit)                              (340)            --              (340)             --
                                                         ----------     ----------        ----------      ----------

               Total costs and expenses                     104,891        103,116           213,453         208,084
                                                         ----------     ----------        ----------      ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                          (8,953)        (9,126)           (5,607)         (7,569)

PROVISION (CREDIT) FOR INCOME TAXES                          (3,134)        (3,195)           (1,963)         (2,650)
                                                         ----------     ----------        ----------      ----------

NET EARNINGS (LOSS)                                      $   (5,819)    $   (5,931)       $   (3,644)     $   (4,919)
                                                         ==========     ==========        ==========      ==========



EARNINGS (LOSS) PER COMMON SHARE:
     Primary and fully diluted                               $(1.00)        $(1.02)           $(0.63)         $(0.85)
                                                             ======         ======            ======          ======


CASH DIVIDENDS PER SHARE                                     $   --         $ 0.12-1/2        $   --          $ 0.25
                                                             ======         ======            ======          ======

       The accompanying notes are an integral part of these statements.



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                     Twenty-Six Weeks Ended
                                                                    ------------------------
                                                                    July 26,        July 27,
                                                                      1997            1996
                                                                    --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $    (3,644)    $    (4,919)
    Adjustments to reconcile net loss to cash provided
    by operating activities:
       Depreciation and amortization                                     4,685           5,139
       Deferred taxes                                                   (1,939)             --
       Other liabilities                                                   228             248

       Change in:
          Receivables from customers, net                               11,207           7,886
          Merchandise inventories                                       20,643           7,451
          Prepaid expenses and other assets                                648           1,827
          Accounts payable and accrued expenses                        (14,596)         (6,670)
          Refundable income taxes                                           --          (2,605)
                                                                   -----------     -----------

                 Net cash provided by operating activities              17,232           8,357
                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                   (861)         (4,052)
    Other non-current assets                                               (67)         (1,506)
                                                                   -----------     -----------

                 Net cash used in investing activities                    (928)         (5,558)
                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt                                         49,500           2,800
    Reduction of long-term debt                                        (67,561)         (2,426)
    Cash dividends paid                                                   -             (1,444)
                                                                   -----------     -----------

                 Net cash used in financing activities                 (18,061)         (1,070)
                                                                   -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                             (1,757)          1,729

    Cash and cash equivalents, beginning of period                       4,871           3,068
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     3,114     $     4,797
                                                                   ===========     ===========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended July 26, 1997




         The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. Except as described under the caption "Store Closing Costs", all adjustments are of a normal and recurring nature.

         Because of the nature of the specialty department store business, the results for the twenty-six week periods ended July 26, 1997 and July 27, 1996 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

   (1)   STORE CLOSING COSTS

         In March 1997, the Company closed underperforming stores in Jackson, Kalamazoo and Dearborn, Michigan. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to effect the closings and to state property and equipment at estimated fair value. For the twenty-six weeks ended July 26, 1997, store closing reserve activity was as follows:

                                                    Reserve at       Payments        Additional    Reserve at
                                                    January 25,      Against          Charges/      July 26,
         (in thousands)                                1997          Reserve         (Credits)        1997
         ---------------------------------------------------------------------------------------------------
         Severance and related benefits              $    900        $  (700)       $   (200)       $     --
         Reserve to state property and
            equipment at estimated fair value           2,350             --            (140)          2,210
         Expense to hold closed facilities
            pending disposition                           950           (280)             --             670
                                                     --------        -------        --------        --------

                                                     $  4,200        $  (980)       $   (340)       $  2,880
                                                     ========        =======        ========        ========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended July 26, 1997




         Additional credits include the write-off of the severance/benefit reserve balance after all payments were made and the write-down of the reserve to state property and equipment at estimated fair value after the sale of a portion of the related property at greater than the original estimated value.


   (2)   EARNINGS PER SHARE

         Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Weighted average shares outstanding were 5,797,000 and 5,808,000 for the quarters ended July 26, 1997 and July 27, 1996, respectively, and 5,784,000 and 5,791,000 for the twenty-six week periods ended July 26, 1997 and July 27, 1996, respectively.

         Fully diluted earnings per share are computed based on the additional assumption that the Company's 6-3/4% Convertible Subordinated Debentures due 2011 were converted to common stock at the date of issuance with a corresponding increase in net earnings to reflect a reduction in related interest expense, net of income taxes. Weighted average shares outstanding used in the computation of fully diluted earnings per share were 6,783,000 and 6,864,000 for the quarters ended July 26, 1997 and July 27, 1996, respectively, and 6,794,000 and 6,862,000 for the twenty-six week periods ended July 26, 1997 and July 27, 1996, respectively.

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

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended July 26, 1997




   (3)   CUSTOMER CREDIT AND RECEIVABLES

         Receivables from customers were as follows:

                                                                        July 26,     January 25,
                   (in thousands)                                         1997          1997
                   -----------------------------------------------------------------------------

                   Receivables from customers                         $    31,007    $    42,460
                   Less reserve for doubtful accounts                         504            750
                                                                      -----------    -----------

                                                                      $    30,503    $    41,710
                                                                      ===========    ===========

   (4)   MERCHANDISE INVENTORIES

         Merchandise inventories were as follows:

                                                                        July 26,     January 25,
                   (in thousands)                                         1997           1997
                   --------------------------------------------------------------------------
                   Inventories at first-in, first out
                       (FIFO) cost                                    $    91,923    $   111,955
                   Less LIFO reserves                                      17,691         17,080
                                                                      -----------    -----------

                                                                      $    74,232    $    94,875
                                                                      ===========    ===========

   (5)   PROPERTY AND EQUIPMENT

         Property and equipment are set forth below:

                                                                        July 26,     January 25,
                   (in thousands)                                         1997           1997
                   --------------------------------------------------------------------------
                  Property and equipment                              $   171,320    $   173,080
                  Less accumulated depreciation
                      and amortization                                     85,342         83,278
                                                                      -----------    -----------

                                                                      $    85,978    $    89,802
                                                                      ===========    ===========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended July 26, 1997





   (6)   STOCK OPTIONS

         At their Annual Meeting on May 22, 1997, the Company's shareholders approved an amendment to the 1994 stock option plan which increased the available shares under the plan to 900,000 shares. Options to purchase 200,000 shares at $8.38 per share were granted in 1996 contingent on shareholder approval of the option plan amendment and have been subsequently issued.


   (7)   SUPPLEMENTARY CASH FLOW INFORMATION

         The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

         Interest paid (net of interest capitalized) totalled $4,945,000 and $4,583,000 in the twenty-six week periods ended July 26, 1997 and July 27, 1996, respectively. The Company received income tax refunds of $30,000 and $44,000 in the twenty-six week periods ended July 26, 1997 and July 27, 1996, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended July 26, 1997






         REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

         Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the twenty-six week period ended July 26, 1997. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                             ARTHUR ANDERSEN LLP

                   Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of July 26, 1997 and the related condensed consolidated statements of earnings and cash flows for the twenty-six week period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Jacobson Stores Inc. and subsidiaries as of January 25, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated March 24, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 26, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                      /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
August 8, 1997

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended July 26, 1997





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

The Company owns a substantial portion of the real property used in its business, primarily through its consolidated, wholly-owned real estate subsidiary, Jacobson Stores Realty Company ("Jacobson Realty"). The Company also has a consolidated wholly-owned finance subsidiary, Jacobson Credit Corp. ("Jacobson Credit"). As used in this report, the terms "registrant", "Company" and "Jacobson's" refer to Jacobson Stores Inc. and its subsidiaries unless the context indicates otherwise.

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

a.    OPERATING RESULTS:  THIRTEEN WEEKS ENDED JULY 26, 1997 COMPARED TO
                          THIRTEEN WEEKS ENDED JULY 27, 1996

      Sales for the quarter ended July 26, 1997, totalled $95,938,000, an increase of 2.1% from 1996. The overall increase in sales is due to the opening of a new store in Boca Raton, Florida, in November 1996 and an increase in comparable store sales, partially offset by the impact of closed stores. Comparable store sales increased 7.5% for the thirteen weeks, including a 6.7% increase in the Midwest region, and a 9.4% increase in Florida.

      In 1997, the Company expects the sales volume of the three stores closed in March 1997 and the Troy, Michigan, clearance center closed in May 1997, to be largely offset by sales increases in the remaining stores, including the impact of a full year's sales in the Company's Leawood, Kansas, and Boca Raton, Florida, stores.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended July 26, 1997


      The Company's gross profit percentage decreased to 24.6% for the thirteen weeks this year from 26.3% in 1996, due principally to higher markdowns, including the impact of the transition from a separate clearance center to taking in-season markdowns in the Company's remaining stores.

      Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 31.9% in the quarter from 33.6% one year ago. The decrease is due primarily to Company-wide expense reduction initiatives and to expense leverage resulting from increased sales, partially offset by higher sales promotion expense.

      Interest expense, expressed as a percentage of sales, totalled 2.4% in both years.

      The Company established a $4,200,000 reserve in fiscal 1996 in connection with the closing of three underperforming stores in March 1997. In the thirteen weeks ended July 26, 1997, the Company recognized a $340,000 pre-tax credit based on the write-off of remaining severance/benefit reserves after all payments were made and the write-down of the reserve to state property and equipment at estimated fair value after the sale of a portion of the related property at greater than the original estimated value.

      1997 net loss for the thirteen weeks totalled $5,819,000, or $1.00 per common share compared to a net loss of $5,931,000, or $1.02 per common share, last year. As a percent of sales, net loss was 6.1% in 1997 compared to 6.3% in 1996.

b.    OPERATING RESULTS:  TWENTY-SIX WEEKS ENDED JULY 26, 1997 COMPARED TO
                          TWENTY-SIX WEEKS ENDED JULY 27, 1996

      Sales for the twenty-six weeks ended July 26, 1997, totalled $207,846,000, an increase of 3.7% from 1996. The overall increase in sales is due to the opening of new stores in Leawood, Kansas, and Boca Raton, Florida, in March 1996 and November 1996, respectively, and an increase in comparable store sales, partially offset by the impact of closed stores. Comparable store sales increased 3.3% for the twenty-six weeks, including a 2.5% increase in the Midwest region, and a 4.8% increase in Florida.

      In 1997, the Company expects the sales volume of the three stores closed in March 1997 and the Troy, Michigan, clearance center closed in May 1997, to be largely offset by the remaining stores, including the impact of a full year's sales in the Company's Leawood, Kansas, and Boca Raton, Florida, stores.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended July 26, 1997


      The Company's gross profit percentage decreased to 30.4% this year from 31.4% in 1996, due primarily to higher markdowns, including the impact of the transition from a separate clearance center to taking in-season markdowns in the Company's remaining stores.

      Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 31.0% in the twenty-six weeks from 32.9% one year ago. The decrease is primarily due to Company-wide expense reduction initiatives and to expense leverage resulting from increased sales, partially offset by higher sales promotion expense.

      Interest expense, expressed as a percentage of sales, totalled 2.3% in both years.

      The Company established a $4,200,000 reserve in fiscal 1996 in connection with the closing of three underperforming stores in March 1997. In the twenty-six weeks ended July 26, 1997, the Company recognized a $340,000 pre-tax credit based on the write-off of remaining severance/benefit reserves after all payments were made and the write-down of the reserve to state property and equipment at estimated fair value after the sale of a portion of the related property at greater than the original estimated value.

      1997 net loss for the twenty-six weeks totalled $3,644,000, or 63 cents per common share compared to $4,919,000, or 85 cents per common share, one year ago. As a percent of sales, net loss was 1.8% in 1997 and 2.5% in 1996.

c.    LIQUIDITY AND CAPITAL RESOURCES

      At July 26, 1997, the Company's current ratio was 3.13 to 1 and working capital totalled $78,198,000, including $3,114,000 of cash and cash equivalents. At January 25, 1997, the current ratio was 2.81 to 1 and working capital totalled $96,053,000, including $4,871,000 of cash and cash equivalents.

      The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended July 26, 1997


      the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. As of July 26, 1997, the Company had borrowed $41,677,000 under this facility and had $34,974,000 of borrowing availability under the borrowing base calculated as of that date. Year-to-date through July 26, 1997, the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 8.39%.

 d.   CASH FLOWS

      Cash and cash equivalents decreased $1,757,000 in the twenty-six weeks ended July 26, 1997, compared to an increase of $1,729,000 in the twenty-six weeks ended July 27, 1996. Cash flows are impacted by operating, investing and financing activities. In the twenty-six weeks this year, operating activities provided $17,232,000 of cash, compared to $8,357,000 of cash provided in 1996. The increase in 1997 versus 1996 reflects primarily cash generated from store closings and a lower net loss in 1997, and the start-up inventory required in 1996 for a new store in Leawood, Kansas. These changes were partially offset by reduced merchandise payables.

      Investing activities used cash of $928,000 in the twenty-six weeks this year compared to $5,558,000 in 1996. Capital expenditures for new stores or modernization and refixturing of existing stores and support facilities totalled $861,000 in the first twenty-six weeks of 1997 compared to $4,052,000 last year.

      Financing activities used cash of $18,061,000 in the twenty-six weeks this year compared to $1,070,000 used last year. In March 1997, the Company borrowed $49,500,000 under its current Revolving Credit Agreement to repay the then outstanding principal balance under its former Credit Agreement. Also in the twenty-six weeks this year, the Company repaid $9,823,000 under its current Revolving Credit Agreement, prepaid $5,642,000 of principal on its Jackson, Michigan, Central Office mortgage, purchased and retired $1,530,000 of 6-3/4% Convertible Subordinated Debentures to satisfy most of its $1,725,000 annual sinking fund payment due in December, and used $1,066,000 to service current maturities of long-term debt. In the twenty-six weeks last year, the Company borrowed $2,800,000 under its former Credit Agreement and used $2,426,000 to service current maturities of long-term debt. The Company paid cash dividends of $1,444,000 in the twenty-six week period in 1996. The Company discontinued its cash dividend, effective in the fourth quarter of 1996.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended July 26, 1997


      The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations and debt maturities.

e.    CORPORATE DEVELOPMENT

      The Company opened two new stores in 1996, but has no commitments for any new store locations at the present time. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision. In March 1997, the Company closed under-performing stores in Jackson, Kalamazoo and Dearborn, Michigan. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to effect the closings and to state property and equipment at estimated fair value. For the twenty-six weeks ended July 26, 1997, the Company paid $980,000 in severance benefits and expenses to hold closed facilities. In the second quarter, the Company recognized a $340,000 pre-tax credit based on the write-off of the severance/benefit reserve balance and the write-down of the reserve to state property and equipment at estimated fair value after the sale of a portion of the related property at greater than the original estimated value.

      The Company closed its Troy, Michigan clearance center in late May.

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

                       For Quarter Ended July 26, 1997




ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Shareholders of the Company was held on May 22, 1997. At the Annual Meeting, P. Gerald Mills was elected as a Director of the Company to serve until the 1999 Annual Meeting of Shareholders and until his successor is elected and qualified. Paul W. Gilbert, Patricia S. Longe, Philip H. Power and Robert L. Rosenfeld were elected as Directors to serve until the 2000 Annual Meeting of Shareholders and until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

                                             Votes
                                     ----------------------
                                                  Authority
                 Name                    For      Withheld
                 ----                    ---      --------
              P. Gerald Mills        4,441,343      137,740
              Paul W. Gilbert        4,490,196       88,887
              Patricia S. Longe      4,421,887      157,196
              Philip H. Power        4,427,603      151,480
              Robert L. Rosenfeld    4,491,928       87,155

       There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

       In addition, at the Annual Meeting, the shareholders voted to amend the Jacobson Stock Option Plan of 1994 to increase the number of shares of Common Stock eligible for issuance on exercise of options to 900,000 shares and to limit option grants to any one person in any fiscal year of the Company to 600,000 shares. The following table shows the number of votes for and against the proposal and the number of votes abstaining with respect to the proposal:

                  For         Against          Abstain
                  ---         -------          --------
                3,569,706      296,840         37,219

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          PART II: OTHER INFORMATION

                       For Quarter Ended July 26, 1997



       There were broker non-votes representing 675,318 common shares in connection with the amendment of the option plan at the Annual Meeting.

       In addition, at the Annual Meeting, the shareholders voted to appoint Arthur Andersen LLP, independent certified public accountants, as auditors for the fiscal year ending January 31, 1998. The following table shows the number of votes for and against the proposal and the number of votes abstaining with respect to the proposal:

                      For         Against      Abstain
                      ---         -------      -------
                    4,536,745     23,934        18,404

       There were no broker non-votes in connection with the appointment of the Company's auditors at the Annual Meeting.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

               3(ii)     By-Laws, Jacobson Stores Inc., as amended May 22, 1997
               10(a)     Release and Settlement Agreement effective May 25,
                         1997, between Jacobson Stores Inc. and Joseph H.
                         Fisher
               10(b)     Second Amendment to Jacobson Stock Option Plan of 1994
               10(c)     1997 Management Incentive Plan
               11        Computation of Earnings Per Share
               15        Letter from Independent Public Accountants
               27        Financial Data Schedule

       (b)     Reports on Form 8-K

               The Company did not file any reports on Form 8-K during its fiscal quarter ended July 26, 1997.

All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       For Quarter Ended July 26, 1997



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        JACOBSON STORES INC.
                                        --------------------
                                            (Registrant)


Date:    September 4 , 1997         BY:  /s/  P. Gerald Mills
         ------------                   -----------------------
                                        P. GERALD MILLS
                                        Chairman of the Board, President and
                                        Chief Executive Officer



Date:    September 4 , 1997         BY:  /s/  Paul W. Gilbert
         ------------                   -----------------------
                                        PAUL W. GILBERT
                                        Vice Chairman of the Board
                                        (Principal Financial Officer)

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                              INDEX OF EXHIBITS



               3(ii)     By-Laws, Jacobson Stores Inc., as amended May 22, 1997

               10(a) Release and Settlement Agreement effective May 25, 1997, between Jacobson Stores Inc. and Joseph H. Fisher

               10(b)     Second Amendment to Jacobson Stock Option Plan of 1994

               10(c)     1997 Management Incentive Plan

               11        Computation of Earnings Per Share

               15        Letter from Independent Public Accountants

               27        Financial Data Schedule


             All exhibits except as set forth above have been omitted as not applicable or not required.