Form 10-Q
period 1997-10-25
JACOBSON STORES INC
filed 1997-12-08
CIK 53025

FORM 10-Q


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended October 25, 1997

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

                         Common Stock ($1 Par Value):
           5,779,021-2/3 Shares outstanding as of October 25, 1997

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                  FORM 10-Q

                      For Quarter Ended October 25, 1997


                                    INDEX


                                                                          Page

PART I:    FINANCIAL INFORMATION

  Item 1.  Financial Statements

         . Consolidated Balance Sheets - October 25, 1997 and
           January 25, 1997                                                  1

         . Consolidated Statements of Earnings - Thirteen and Thirty-Nine
           Week Periods Ended October 25, 1997 and October 26, 1996          2

         . Consolidated Statements of Cash Flows - Thirty-Nine Week
           Periods Ended October 25, 1997 and October 26, 1996               3

         . Notes to Consolidated Financial Statements                        4

         Review by Independent Public Accountants                            8

         Exhibit:

         . Report of Independent Public Accountants                          9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              10

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                      14

PART II:   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 15

        All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                  16

INDEX OF EXHIBITS



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)

                                                    October 25,   January 25,
                                                        1997          1997
                                                    -----------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $   3,704       $   4,871
   Receivables from customers, net                    30,797          41,710
   Merchandise inventories                            96,924          94,875
   Prepaid expenses and other assets                   1,448           2,923
   Deferred taxes                                      3,994           3,994
   Refundable income taxes                               101             855
                                                   ---------       ---------
           Total current assets                      136,968         149,228
                                                   ---------       ---------
PROPERTY AND EQUIPMENT, NET                           84,984          89,802
                                                   ---------       ---------
OTHER ASSETS                                          21,257          21,388
                                                   ---------       ---------
                                                   $ 243,209       $ 260,418
                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt               $   2,321       $   4,350
   Accounts payable                                   35,402          31,320
   Accrued expenses                                   13,866          17,505
                                                   ---------       ---------
           Total current liabilities                  51,589          53,175
                                                   ---------       ---------
LONG-TERM DEBT                                       121,114         130,147
                                                   ---------       ---------
DEFERRED TAXES                                         2,858           5,297
                                                   ---------       ---------
OTHER LIABILITIES                                      4,242           3,812
                                                   ---------       ---------
SHAREHOLDERS' EQUITY:
   Common stock                                        5,966           5,966
   Paid-in surplus                                     7,109           7,109
   Retained earnings                                  50,730          55,311
   Treasury stock                                       (399)           (399)
                                                   ---------       ---------
                                                      63,406          67,987
                                                   ---------       ---------
                                                   $ 243,209       $ 260,418
                                                   =========       =========

       The accompanying notes are an integral part of these statements.




              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF EARNINGS
              (in thousands except per share and dividend data)
                                 (unaudited)



                                                Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                                --------------------     -----------------------
                                              October 25,  October 26,   October 25,  October 26,
                                                   1997         1996          1997         1996
                                              -----------  -----------   -----------  -----------

NET SALES                                         $  94,715    $  90,778    $ 302,561    $ 291,293
                                                  ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
       occupancy expenses                            59,587       59,410      204,282      196,928
   Selling, general and administrative expenses      34,421       33,355       98,782       99,377
   Interest expense, net                              2,148        2,262        6,885        6,806
   Store closing costs (credit)                        --           --           (340)        --
                                                  ---------    ---------    ---------    ---------

             Total costs and expenses                96,156       95,027      309,609      303,111
                                                  ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES                             (1,441)      (4,249)      (7,048)     (11,818)

CREDIT FOR INCOME TAXES                                (504)      (1,486)      (2,467)      (4,136)
                                                  ---------    ---------    ---------    ---------

NET LOSS                                          $    (937)   $  (2,763)   $  (4,581)   $  (7,682)
                                                  =========    =========    =========    =========



LOSS PER COMMON SHARE:
   Primary and fully diluted                      $   (0.16)   $   (0.48)   $   (0.79)   $   (1.33)
                                                  =========    =========    =========    =========

CASH DIVIDENDS PER SHARE                          $    --      $ 0.12 1/2   $    --      $ 0.37 1/2
                                                  =========    =========    =========    =========


       The accompanying notes are an integral part of these statements.



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                     Thirty-Nine Weeks Ended
                                                                     -----------------------
                                                                    October 25,   October 26,
                                                                         1997          1996
                                                                    -----------   -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (4,581)   $ (7,682)
   Adjustments to reconcile net loss to cash provided by
   (used in) operating activities:
      Depreciation and amortization                                    7,020       7,732
      Deferred taxes                                                  (2,439)     (3,397)
      Other liabilities                                                  430         372

      Change in:
         Receivables from customers, net                              10,913       6,606
         Merchandise inventories                                      (2,049)    (17,545)
         Prepaid expenses and other assets                             1,475         872
         Accounts payable and accrued expenses                           443       6,509
         Refundable income taxes                                         754        (685)
                                                                    --------    --------

              Net cash provided by (used in) operating activities     11,966      (7,218)
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                (2,202)     (4,029)
   Other non-current assets                                              131      (1,925)
                                                                    --------    --------

              Net cash used in investing activities                   (2,071)     (5,954)
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                        49,500      19,600
   Reduction of long-term debt                                       (60,562)     (3,403)
   Cash dividends paid                                                  --        (2,167)
                                                                    --------    --------

              Net cash provided by (used in) financing activities    (11,062)     14,030
                                                                    --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,167)        858

   Cash and cash equivalents, beginning of period                      4,871       3,068
                                                                    --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  3,704    $  3,926
                                                                    ========    ========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                      For Quarter Ended October 25, 1997




        The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. Except as described under the caption "Store Closing Costs", all adjustments are of a normal and recurring nature.

        Because of the nature of the specialty department store business, the results for the thirty-nine week periods ended October 25, 1997 and October 26, 1996 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

  (1)   STORE CLOSING COSTS

        In March 1997, the Company closed underperforming stores in Jackson, Kalamazoo and Dearborn, Michigan. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to effect the closings and to state property and equipment at estimated fair value. For the thirty-nine weeks ended October 25, 1997, store closing reserve activity was as follows:

                                          Reserve at    Payments    Additional   Reserve at
                                          January 25,   Against      Charges/    October 25,
        (in thousands)                         1997     Reserve      (Credits)        1997
        ----------------------------------------------------------------------------------

        Severance and related benefits      $  900      $  (700)     $ (200)      $    --
        Reserve to state property and
         equipment at estimated fair value   2,350           --        (140)        2,210
        Expense to hold closed facilities
           pending disposition                 950         (495)         --           455
                                            ------      -------      ------       -------

                                            $4,200      $(1,195)     $ (340)      $ 2,665
                                            ======      =======      ======       =======

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                      For Quarter Ended October 25, 1997




        Additional credits include the write-off of the severance/benefit reserve balance after all payments were made and the write-down of the reserve to state property and equipment at estimated fair value after the sale of a portion of the related property at greater than the original estimated value.


  (2)   EARNINGS PER SHARE

        Primary earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Weighted average shares outstanding were 5,844,000 and 5,781,000 for the quarters ended October 25, 1997 and October 26, 1996, respectively, and 5,795,000 and 5,788,000 for the thirty-nine week periods ended October 25, 1997 and October 26, 1996, respectively.

        Fully diluted earnings per share are computed based on the additional assumption that the Company's 6-3/4% Convertible Subordinated Debentures due 2011 were converted to common stock at the date of issuance with a corresponding increase in net earnings to reflect a reduction in related interest expense, net of income taxes. Weighted average shares outstanding used in the computation of fully diluted earnings per share were 6,756,000 and 6,837,000 for the quarters ended October 25, 1997 and October 26, 1996, respectively, and 6,834,000 and 6,837,000 for the thirty-nine week periods ended October 25, 1997 and October 26, 1996, respectively.

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




              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                      For Quarter Ended October 25, 1997




  (3)   CUSTOMER CREDIT AND RECEIVABLES

        Receivables from customers were as follows:
                                                       October 25,    January 25,
                 (in thousands)                              1997           1997
                 ----------------------------------   -----------    -----------

                Receivables from customers              $  31,214     $  42,460
                Less reserve for doubtful accounts            417           750
                                                        ---------     ---------
                                                        $  30,797     $  41,710
                                                        =========     =========

  (4)   MERCHANDISE INVENTORIES

        Merchandise inventories were as follows:
                                                       October 25,    January 25,
                (in thousands)                              1997          1997
                -----------------------------------    -----------    -----------
                Inventories at first-in, first out
                    (FIFO) cost                         $ 114,893     $ 111,955
                Less LIFO reserves                         17,969        17,080
                                                        ---------     ---------
                                                        $  96,924     $  94,875
                                                        =========     =========

  (5)   PROPERTY AND EQUIPMENT

        Property and equipment are set forth below:
                                                       October 25,    January 25,
                (in thousands)                              1997          1997
                -----------------------------------    -----------    -----------

              Property and equipment                    $ 172,661     $ 173,080
              Less accumulated depreciation
                  and amortization                         87,677        83,278
                                                        ---------     ---------
                                                        $  84,984     $  89,802
                                                        =========     =========


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                      For Quarter Ended October 25, 1997





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

        Interest paid (net of interest capitalized) totalled $6,524,000 and $6,323,000 in the thirty-nine week periods ended October 25, 1997 and October 26, 1996, respectively. The Company received income tax refunds of $781,000 and $44,000 in the thirty-nine week periods ended October 25, 1997 and October 26, 1996, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 25, 1997






        REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

        Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirty-nine week period ended October 25, 1997. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                                                      EXHIBIT




                             ARTHUR ANDERSEN LLP


                   Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of October 25, 1997 and the related condensed consolidated statements of earnings and cash flows for the thirty-nine week period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Jacobson Stores Inc. and subsidiaries as of January 25, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated March 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 25, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                      /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
November 7, 1997

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 25, 1997





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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED OCTOBER 25, 1997 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 26, 1996

     Sales for the quarter ended October 25, 1997, totalled $94,715,000, an increase of 4.3% from 1996. The overall increase in sales is primarily due to the opening of a new store in Boca Raton, Florida, in November 1996 and an increase in comparable store sales, partially offset by the impact of closed stores. Comparable store sales increased 10.9% for the thirteen weeks, including an 11.6% increase in the Midwest region, and an 8.9% increase in Florida.

     For fiscal 1997, the Company expects the sales volume of the three stores closed in March 1997 and the Troy, Michigan, clearance center closed in May 1997, to be largely offset by sales increases in the remaining stores, including the first full year's impact of sales in the Company's Leawood, Kansas, and Boca Raton, Florida, stores.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 25, 1997




     The Company's gross profit percentage increased to 37.1% for the thirteen weeks this year from 34.6% in 1996, due principally to reduced inventory shortage, elimination of incentive discounts offered to customers in 1996 and leverage on buying and occupancy expenses, partially offset by higher markdowns.

     Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 36.3% in the quarter from 36.7% one year ago. The decrease in rate is due primarily to expense leverage resulting from increased sales, partially offset by higher sales promotion expense.

     Interest expense, expressed as a percentage of sales, decreased to 2.3% in 1997 from 2.5% in 1996, primarily due to reduced long-term borrowings and to expense leverage provided by sales growth.

     The Company established a $4,200,000 reserve in fiscal 1996 in connection with the closing of three underperforming stores in March 1997. In the thirteen weeks ended October 25, 1997, no adjustments to the reserve were required.

     1997 net loss for the thirteen weeks totalled $937,000, or $0.16 per common share, compared to a net loss of $2,763,000, or $0.48 per common share, last year. As a percent of sales, net loss was 1.0% in 1997 compared to 3.0% in 1996.

b. OPERATING RESULTS: THIRTY-NINE WEEKS ENDED OCTOBER 25, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 26, 1996

     Sales for the thirty-nine weeks ended October 25, 1997, totalled $302,561,000, an increase of 3.9% from 1996. The overall increase in sales is primarily due to the opening of new stores in Leawood, Kansas, and Boca Raton, Florida, in March 1996 and November 1996, respectively, and an increase in comparable store sales, partially offset by the impact of closed stores. Comparable store sales increased 5.6% for the thirty-nine weeks, including a 5.4% increase in the Midwest region, and a 5.8% increase in Florida.

     For fiscal 1997, the Company expects the sales volume of the three stores closed in March 1997 and the Troy, Michigan, clearance center closed in May 1997, to be largely offset by the remaining stores, including the first full year's impact of sales in the Company's Leawood, Kansas, and Boca Raton, Florida, stores.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 25, 1997



     The Company's gross profit percentage increased to 32.5% this year from 32.4% in 1996, due primarily to reduced inventory shortage and elimination of incentive discounts offered to customers in 1996, substantially offset by higher markdowns.

     Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 32.6% in the thirty-nine weeks from 34.1% one year ago. The decrease is primarily due to Company-wide expense reduction initiatives and to expense leverage resulting from increased sales, partially offset by higher sales promotion expense.

     Interest expense, expressed as a percentage of sales, totalled 2.3% in both years.

     The Company established a $4,200,000 reserve in fiscal 1996 in connection with the closing of three underperforming stores in March 1997. In the thirty-nine weeks ended October 25, 1997, the Company recognized a $340,000 pre-tax credit based on the write-off of remaining severance/benefit reserves after all payments were made and the write-down of the reserve to state property and equipment at estimated fair value after the sale of a portion of the related property at greater than the original estimated value.

     1997 net loss for the thirty-nine weeks totalled $4,581,000, or 79 cents per common share, compared to $7,682,000, or $1.33 per common share, one year ago. As a percent of sales, net loss was 1.5% in 1997 and 2.6% in 1996.

c.   LIQUIDITY AND CAPITAL RESOURCES

     At October 25, 1997, the Company's current ratio was 2.65 to 1 and working capital totalled $85,379,000, including $3,704,000 of cash and cash equivalents. At January 25, 1997, the current ratio was 2.81 to 1 and working capital totalled $96,053,000, including $4,871,000 of cash and cash equivalents.

     The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 25, 1997




     the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. As of October 25, 1997, the Company had borrowed $49,592,000 under this facility and had $30,408,000 of borrowing availability under the borrowing base calculated as of that date. Year-to-date through October 25, 1997, the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 8.30%.

 d.  CASH FLOWS

     Cash and cash equivalents decreased $1,167,000 in the thirty-nine weeks ended October 25, 1997, compared to an increase of $858,000 in the thirty-nine weeks ended October 26, 1996. Cash flows are impacted by operating, investing and financing activities. In the thirty-nine weeks this year, operating activities provided $11,966,000 of cash, compared to $7,218,000 of cash used in 1996. The improvement in 1997 versus 1996 reflects primarily cash generated from store closings and a lower net loss in 1997, and cash used in 1996 for the start-up inventory required for new stores in Leawood, Kansas, and Boca Raton, Florida. These changes were partially offset by reduced merchandise payables.

     Investing activities used cash of $2,070,000 in the thirty-nine weeks this year compared to $5,954,000 used in 1996. Capital expenditures for new stores or modernization and refixturing of existing stores and support facilities totalled $2,202,000 in the first thirty-nine weeks of 1997 compared to $4,029,000 last year.

     Financing activities used cash of $11,062,000 in the thirty-nine weeks this year compared to $14,030,000 provided last year. In March 1997, the Company borrowed $49,500,000 under its current Revolving Credit Agreement to repay the then outstanding principal balance under its former Credit Agreement. Also in the thirty-nine weeks this year, the Company repaid $1,908,000 under its current Revolving Credit Agreement, prepaid $5,642,000 of principal on its Jackson, Michigan, Central Office mortgage, purchased and retired $1,755,000 of 6-3/4% Convertible Subordinated Debentures, satisfying its annual sinking fund payment due in December, and used $1,757,000 to service current maturities of long-term debt. In the thirty-nine weeks last year, the Company borrowed $19,600,000 under its former Credit Agreement and used $3,403,000 to service current maturities of long-term debt, including $1,725,000 of 6-3/4% Convertible Subordinated Debentures to satisfy the annual sinking fund payment. The Company paid cash dividends of $2,167,000 in the thirty-nine week period in 1996. The Company discontinued its cash dividend, effective in the fourth quarter of 1996.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 25, 1997



     The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations and debt maturities.

e.   CORPORATE DEVELOPMENT

     The Company opened two new stores in 1996, but has no commitments for any new store locations at the present time. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision. In March 1997, the Company closed under-performing stores in Jackson, Kalamazoo and Dearborn, Michigan. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to effect the closings and to state property and equipment at estimated fair value. For the thirty-nine weeks ended October 25, 1997, the Company paid $1,195,000 in severance benefits and expenses to hold closed facilities. In the second quarter, the Company recognized a $340,000 pre-tax credit based on the write-off of the severance/benefit reserve balance and the write-down of the reserve to state property and equipment at estimated fair value after the sale of a portion of the related property at greater than the original estimated value.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          PART II: OTHER INFORMATION

                      For Quarter Ended October 25, 1997






ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3(ii) By-Laws, Jacobson Stores Inc., as amended November 20, 1997

            10(a) Release and Waiver Agreement dated October 7, 1997, between
                  Jacobson Stores Inc. and Robert L. Moles

            11    Computation of Earnings Per Share

            15    Letter from Independent Public Accountants

            27    Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during its fiscal quarter ended October 25, 1997.

All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      For Quarter Ended October 25, 1997


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      JACOBSON STORES INC.
                                                              (Registrant)



Date:    December 5, 1997              BY:   /s/  P. Gerald Mills
        ---------------------------        -----------------------
                                           P. GERALD MILLS
                                           Chairman of the Board, President and
                                           Chief Executive Officer



Date:   December 5, 1997               BY:   /s/  Paul W. Gilbert
        ---------------------------        -----------------------
                                           PAUL W. GILBERT
                                           Vice Chairman of the Board
                                           (Principal Financial Officer)

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                              INDEX OF EXHIBITS



            3(ii) By-Laws, Jacobson Stores Inc., as amended November 20, 1997

            10(a) Release and Waiver Agreement dated October 7, 1997, between
                  Jacobson Stores Inc. and Robert L. Moles

            11    Computation of Earnings Per Share

            15    Letter from Independent Public Accountants

            27    Financial Data Schedule



   All exhibits except as set forth above have been omitted as not applicable or not required.