Form 10-K405
period 1998-01-31
JACOBSON STORES INC
filed 1998-04-13
CIK 53025

FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended              January 31, 1998

Commission File No.                         0-6319

                             JACOBSON STORES INC.
-----------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


Michigan                                                    38-0686330
-----------------------------------------------------------------------------
(STATE OF                                              (I.R.S. EMPLOYER
INCORPORATION)                                       IDENTIFICATION NO.)

               3333 Sargent Road, Jackson, Michigan 49201-8847
-----------------------------------------------------------------------------
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


STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.
                       $54,537,000 as of March 1, 1998

(THE PERSONS CONSIDERED AFFILIATES FOR THE PURPOSE OF THE FOREGOING COMPUTATION ARE IDENTIFIED ON PAGE 20 OF THIS REPORT.)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         Common Stock, $1 par value: 5,779,021 2/3 shares outstanding as of March 1, 1998

                     DOCUMENTS INCORPORATED BY REFERENCE

LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10K INTO WHICH THE DOCUMENT IS INCORPORATED:

   SPECIFIED PORTIONS OF PROXY STATEMENT FOR 1998 ANNUAL MEETING OF SHAREHOLDERS, TO BE HELD MAY 28, 1998: PART III


                             JACOBSON STORES INC.
                                   FORM 10K
                      FISCAL YEAR ENDED JANUARY 31, 1998

                                    INDEX
                                                                                        Page
                                                                                        ----
PART I.
      Item 1.     Business.                                                                1

      Item 2.     Properties.                                                              7

      Item 3.     Legal Proceedings.                                                       9

      Item 4.     Submission of Matters to a Vote of Security Holders.                     9
      Executive Officers of the Registrant.                                               10
PART II.
      Item 5.     Market for Registrant's Common Equity and Related
                      Stockholder Matters.                                                12

      Item 6.     Selected Financial Data.                                                13

      Item 7.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                13

      Item 7A.    Quantitative and Qualitative Disclosures About Market Risk              19

      Item 8.     Financial Statements and Supplementary Data.                            19

      Item 9.     Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.                                19

PART III.
      Item 10.    Directors and Executive Officers of the Registrant.                     20

      Item 11.    Executive Compensation.                                                 20

      Item 12.    Security Ownership of Certain Beneficial Owners and
                      Management.                                                         20

      Item 13.    Certain Relationships and Related Transactions.                         20

PART IV.
      Item 14.    Exhibits, Financial Statement Schedules, and Reports
                      on Form 8K.                                                         21

SIGNATURES                                                                                25

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                            F-1/F-19

FINANCIAL STATEMENT SCHEDULES                                                             S-1

INDEX OF EXHIBITS                                                                      E-1/E-3

                                    PART I
                                    ------


ITEM 1.  BUSINESS.
------------------

                                 INTRODUCTION
                                 ------------

        The registrant, Jacobson Stores Inc., a Michigan corporation and successor to a business founded in 1868, operates specialty stores catering to discerning customers with preferences for quality merchandise. The Company emphasizes quality merchandise, fully staffed stores, personalized customer service and attractive, comfortable shopping surroundings. Each store features fashion apparel and accessories for the family, and most offer decorative accents for the home.

        The Company owns a substantial portion of the real property used in its business, primarily through its consolidated, wholly-owned real estate subsidiary, Jacobson Stores Realty Company ("Jacobson Realty"). The Company also has a consolidated, wholly-owned finance subsidiary, Jacobson Credit Corp. ("Jacobson Credit"). As used in this report, the terms "registrant", "Company" and "Jacobson's" refer to Jacobson Stores Inc. and its subsidiaries unless the context indicates otherwise.

        Jacobson's operates in two regions and maintains separate staffs of buyers for each region in order to better respond to customers' lifestyles and merchandise preferences. The Company has stores in twenty-four cities in Michigan, Indiana, Kansas, Kentucky, Ohio and Florida. The principal merchandising and distribution functions are performed at regional facilities. Functions common to all stores, such as management coordination, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.


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

The percentage contribution to sales by major class of merchandise for the last three fiscal years was as follows:

                                                                   Year Ended
                                                          ----------------------------
                                                          January    January   January
                                                           1998       1997       1996
                                                           ----       ----       ----
        Women's apparel and accessories..............      66.7%     67.2%      66.7%

        Men's apparel and accessories................      13.6      13.3       13.2

        Accessories for the home.....................       8.2       7.8        7.9

        Children's apparel and accessories...........       7.7       7.6        7.9

        Miscellaneous................................       3.8       4.1        4.3
                                                         ------     -----      -----
                                                          100.0%    100.0%     100.0%
                                                         ======     =====      =====


        Personal Service. Jacobson's stores are fully staffed with knowledgeable sales associates to ensure that customers receive prompt personal attention. Jacobson's sales associates are experienced and well-trained through video presentations, seminars and close working relationships with buyers and merchandise managers. Sales associates maintain personal trade lists of their customers' sizes, colors, fashion preferences, and important dates, and contact customers by telephone or personal note to alert them to the arrival of new merchandise or to remind them of birthdays or anniversaries. Management believes that personal relationships between sales associates and their clientele promote customer loyalty and contribute to the Company's growth. Jacobson's has a liberal return policy and accepts merchandise purchased at Jacobson's for return or exchange if the customer is not satisfied. Other special services include free gift wrapping and free parking. All Jacobson's sales associates are compensated on some form of commission program.

        Sales Promotion. The Company uses newspaper, radio, television and direct mail advertising, as well as in-store events and billing statement enclosures, to stimulate sales. Advertising generally focuses on current fashions and merchandise classifications. The Company's policy is to price merchandise fairly and competitively and to limit its use of sale events to selected special promotions and seasonal clearances. Management believes that its pricing practices enhance credibility and customer loyalty. Jacobson's instore events include fashion shows and wardrobing seminars to communicate fashion trends to customers.

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

        Sales under Jacobson's credit plans averaged 42.0% of sales for the last three fiscal years and accounted for 38.1% of the Company's sales in fiscal 1997. In addition, sales under third party credit cards (VISA, MasterCard and American Express) averaged 41.4% of sales for the last three fiscal years and accounted for 45.8% of the Company's sales in fiscal 1997. Accounts written off, net of recoveries, have averaged 0.6% of credit sales over the last three years and totalled 0.6% of credit sales in 1997.

        The Company maintains purchasing history on its 232,000 active Jacobson's card holders as well as on third party charge customers, which permits targeting of direct mail advertising and automatic increases in credit limits of its cardholders.


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

        Jacobson's stores in Michigan are located in Birmingham, Grosse Pointe, Livonia and Rochester (all suburbs of Detroit), Ann Arbor, East Grand Rapids, East Lansing and Saginaw; in Indiana, in Indianapolis; in Kansas, in Leawood; in Kentucky, in Louisville; in Ohio, in Columbus and Toledo; and in Florida, in Boca Raton, Clearwater, Fort Myers, Jacksonville, Longwood, Naples, North Palm Beach, Osprey, Sarasota, Tampa and Winter Park. Stores in the Midwest range from 101,000 to 199,000 square feet. The Florida stores range from 23,000 to 90,000 square feet. In 1997, the Company closed underperforming stores in Jackson, Kalamazoo and Dearborn, Michigan, and closed its clearance center in Troy, Michigan.

        In 1997, Jacobson's extended its evening hours in most communities to better serve customers. Stores are generally open seven days each week for 71 hours.

        Annual sales, percentage increase in sales, average gross square footage of stores in operation during the fiscal year, and approximate sales per average gross square foot were as follows:

                                                                         Year Ended
                                                              ---------------------------------
                                                               January     January      January
                                                                 1998        1997         1996
                                                               -------    -------      -------
     Net sales (in thousands)...........................       $447,471   $432,469     $414,267
     Percentage increase in sales:
        All stores......................................            3.5%       4.4%         1.2%
        Comparable stores...............................            7.3%      (1.5)%       (1.1)%
     Average gross square footage (in thousands)........          2,387      2,658        2,537
     Approximate sales per average gross square foot....            187        163          163


PURCHASING, CONTROL AND DISTRIBUTION OF INVENTORY

        Jacobson's purchases merchandise from several thousand suppliers, no one of which accounted for as much as 6.0% of the Company's net purchases during fiscal 1997. The Company maintains separate staffs of buyers for its Midwest and Florida stores to better respond to customer lifestyles and merchandise preferences. Merchandising decisions are directed by 2 general merchandise managers, 12 divisional merchandise managers and 77 buyers. In addition, the Company is a member of the Frederick Atkins Buying Office, a domestic and foreign buying office serving 18 retailers, which provides merchandising counsel, product information, direct store import capability, and other services.

        An online computerized merchandise information system provides the Company's buyers with detailed reports of current sales and inventory levels for each store, by department, class, vendor, style, color and size. This system permits the Company's merchandising staff to analyze trends on a daily basis, to identify fastselling and slowselling merchandise and to respond to customer buying preferences when making reorder and markdown decisions.

        Merchandise is generally shipped directly from vendors to the Company's regional distribution centers in Jackson, Michigan and in Winter Park, Florida, where it is inspected for quality by the Company's buyers, priced and shipped to the stores by Jacobson's fleet of trucks.

        Jacobson's adopted the LIFO method of inventory valuation in 1968. At the end of fiscal 1997, LIFO reserves totalled $18,633,000, or approximately 17.8% of pre-LIFO inventory values. Physical inventories are taken once each year. Inventory shrinkage at retail over the past three fiscal years has averaged 1.7% of retail sales.

EXPANSION AND CONSOLIDATION

        The Company has no commitments for any new store locations at the present time. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail significant one time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision. In March 1997, the Company closed underperforming stores in Jackson, Kalamazoo and Dearborn, Michigan. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to recognize estimated severance and related benefits and expense to hold the closed facilities pending disposition and to state property and equipment at estimated fair value. The Company recognized a $340,000 pre-tax credit to this reserve in 1997 to write-off the remaining severance and benefit reserves after all payments were made and to adjust the write-down of the property and equipment reserve after the sale of a portion of the related property at greater than the original estimated value.

        The Company closed its Troy, Michigan, clearance center in late May
1997.


REAL ESTATE POLICY

        Jacobson's owns or has long-term leases of the real estate used in the operation of its business. The Company owns 65.4% of the total square footage used in its business. The Company maintains a continuing program of property improvements and renewal of existing stores and support facilities. At January 31, 1998, mortgage loans and related secured financings comprised 38.4% of consolidated debt.


COMPETITION

        The specialty store business is highly competitive. The Company's stores are in active competition with other department and specialty stores and with regional and national department store chains, some of which are considerably larger than the Company and have substantially greater financial and other resources. Jacobson's competes principally on the basis of availability of fashion merchandise, quality, personalized service and attractive store surroundings, as well as fair pricing and advertising. The Company believes it is a respected retail merchandiser in the communities it serves, and that its merchandising policies and reputation enable it to maintain its competitive position.

ASSOCIATES

        Jacobson's believes that its associates are among its key resources. Management stresses development programs for associates and promotion from within. The Company employs approximately 4,600 associates, 3,500 fulltime and 1,100 parttime. During the holiday season, the number of associates increases to approximately 5,200.

        (a)  GENERAL DEVELOPMENT OF BUSINESS.

             Some of the principal developments affecting Jacobson's store locations during fiscal 1997 are summarized on page 5 of this report under the caption "Expansion and Consolidation".

             In May 1997, Joseph H. Fisher, Senior Vice President-General Merchandise Manager, resigned and Herman J. Heinle was promoted to Senior Vice President-General Merchandise Manager. In September 1997, Robert L. Moles, Senior Vice President-Stores, resigned. In November 1997, James A. Rodefeld was promoted to Executive Vice President-Marketing & Stores.

             To fund its working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The facility provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. Loans under the facility bear interest at either or both of two variable interest rate alternatives as chosen by the Company. One of the interest rates may decrease if the Company meets specified performance measures, which were not met in 1997. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for loans under the facility.

             Borrowings under the facility mature on March 24, 2000, with automatic one year renewals on such maturity date, unless the facility is terminated by notice from any party to the others at least 90 days before the facility would otherwise terminate. The Company may also terminate the facility early upon 90 days notice if it pays a termination fee equal to one-half of one percent a year (for what would have been the remaining term of the facility) of the average daily balance of loans and letters of credit under the facility since its inception. The facility carries a line of credit fee equal to one-quarter of one percent a year of the excess of the aggregate commitments under the facility (currently $80,000,000) over the amount of loans and letters of credit outstanding and an agent's fee of $45,000 a year. Borrowings under the facility are guaranteed by the Company's subsidiaries and secured by accounts receivables, inventory and related intangible assets and the proceeds thereof of the Company and its subsidiaries.

             The Company discontinued its cash dividend in 1996. The revolving credit facility limits cash dividends to 50.0% of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions. As of January 31, 1998, the Company had borrowed $35,032,000 under this facility at an average annual interest rate of 8.3% and had $44,968,000 of borrowing availability under this facility.

        (b)  INDUSTRY SEGMENTS AND LINES OF BUSINESS.

             Jacobson's operates in a single industry, the specialty store industry.

             The percentage contribution to sales by major class of merchandise for each of the last three fiscal years is set forth on page 2 of this report.

        (c)  NARRATIVE DESCRIPTION OF BUSINESS.

             The nature of Jacobson's business, the categories of merchandise it sells, and the percentage contribution to sales by merchandise category during the past three fiscal years, are set forth on pages 16 of this report.

             The specialty store business is seasonal. The holiday season (from the day after Thanksgiving to January 1) generally accounts for 15-20% of Jacobson's net sales.

             By reason of the seasonal nature of the business, Jacobson's and others in the industry experience significant build-up of inventory and accounts receivable at certain times of the year. To support the seasonal requirements, the Company has a revolving credit line currently permitting borrowings of up to $80,000,000 (which the Company may increase to up to $100,000,000), subject to a borrowing base limitation and lender reserves. Further information on this line of credit is set forth on page 6 and in the Notes to the Company's Consolidated Financial Statements for the three fiscal years ended January 1998, filed as part of this report (see "Financing" on page F-11).

             Competitive conditions in the specialty store business are discussed on page 5 of this report.

             Information with respect to the Company's associates is provided on page 6 of this report.

        (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

             The registrant has no foreign operations and no material export sales.


ITEM 2.  PROPERTIES.
--------------------

        The following table shows the location and approximate size of Jacobson's stores and its offices and principal warehouse and distribution facilities; whether owned by the registrant or leased; and the expiration dates (including renewal options) of principal real estate leases. The majority of owned properties are subject to mortgages.

        Jacobson's management considers that these properties, as well as its furniture, fixtures, machinery and equipment, are well maintained, suitable and adequate for their intended purposes, and in general fully utilized.


                                  Approximate                        Expiration
                                  Total Square                        Dates of
                                  Feet of                             Principal
              Locations           Building(s)     Ownership             Leases
              ---------           -----------     ---------            ---------
MICHIGAN
    Ann Arbor..................    101,000         Owned                   ----
    East Lansing...............    117,000         Partly owned (1)        2028
    Saginaw....................    199,000         Partly owned (2)        1998
    Grosse Pointe..............    151,000         Partly owned (3)        1998
    Birmingham.................    179,000         Partly owned (4)        2008
    East Grand Rapids..........    148,000         Owned                   ----
    Rochester..................    106,000         Partly owned (5)        2046
    Livonia....................    150,000         Owned                   ----
    Central Office and Regional
       Distribution Center
       (Jackson)...............    238,000         Owned                   ----

INDIANA
    Indianapolis...............    120,000         Leased                  2048

KANSAS
    Leawood....................    120,000         Leased                  2051

KENTUCKY
    Louisville.................    161,000         Leased                  2036

OHIO
    Toledo.....................    120,000         Owned                   ----
    Columbus...................    119,000         Partly owned (6)        2079

FLORIDA
    Sarasota...................     27,000         Partly owned (6)        2014
    Winter Park................     23,000         Leased                  2013
    Longwood...................     49,000         Leased                  2020
    North Palm Beach...........     90,000         Leased                  2022
    Osprey.....................     32,000         Leased                  2025
    Clearwater.................     52,000         Leased                  2039
    Fort Myers.................     51,000         Partly owned (7)        2085
    Jacksonville...............     82,000         Owned                   ----
    Tampa......................     48,000         Leased                  2030
    Naples.....................     46,000         Leased                  2042
    Boca Raton.................     80,000         Leased                  2052
    Regional Distribution
       Center (Winter Park)....     84,000         Owned                   ----




    (1) Building is owned; approximately half of land is owned and half leased.
    (2) Approximately 29,000 square feet leased from month to month; balance owned.
    (3)  Grosse Pointe Apparel store (120,000 square feet) is owned. The
         Grosse Pointe Store for the Home (31,000 square feet) has been sold and is operated by the Company under a short-term lease from the purchaser until July 1998, when it will consolidate operations in its existing Apparel Store.
    (4)  Birmingham Fashion Apparel Store (98,000 square feet) is owned. The
         Men's, Children's and Home Store (81,000 square feet) includes approximately 64,000 square feet owned; the balance is leased.
    (5)  Approximately 71,000 square feet and related parking area are owned.
         The balance of the shopping center is leased, of which 35,000 square feet are operated as part of Jacobson's store.
    (6)  Building is owned on leased land.
    (7) Building is owned; land and parking area are leased.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

        (a) No material legal proceedings are pending to which Jacobson Stores Inc. or any of its subsidiaries is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the registrant's business, and no such proceeding is known by the registrant to be contemplated.

        (b) Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------

        The table below sets forth the name and age of each executive officer of the registrant, all positions and offices with Jacobson Stores Inc. and its wholly-owned subsidiaries held by each such person, and the period during which the officer has served in such positions. Each has been elected to hold office until the 1999 Annual Meeting of the Board of Directors (except in the case of retirement or other termination of employment) or until a successor is elected and qualified.

                                                                         Held
                                                                        Office
         Name          Age       Positions and Offices                   Since
         ----          ---       ---------------------                   -----
P. Gerald Mills         69      Chairman of the Board, President,         1996
                                Chief Executive Officer, and
                                Director Jacobson Stores Inc. and
                                wholly-owned subsidiaries

Paul W. Gilbert         53      Vice Chairman of the Board, and           1993
                                Director, Jacobson Stores Inc. and
                                wholly-owned subsidiaries

James A. Rodefeld       59      Executive Vice President-Marketing &      1997
                                Stores, Jacobson Stores Inc.

Herman J. Heinle        46      Senior Vice President-                    1997
                                General Merchandise Manager,
                                Jacobson Stores Inc.

Theodore R. Kolman      57      Senior Vice President-                    1991
                                General Merchandise Manager,
                                Jacobson Stores Inc.

Beverly A. Rice         64      Senior Vice President-Fashion &           1997
                                Merchandising Strategy, Jacobson
                                Stores Inc.

Timothy J. Spalding     42      Vice President-Controller,                1991
                                Jacobson Stores Inc. and
                                wholly-owned subsidiaries

        There is no arrangement or understanding between any of the officers and any other person pursuant to which the officer was selected as an officer, except that each of the executive officers is party to an employment agreement with the Company pursuant to which he or she is required to be elected to the offices with the Company he currently holds, or such other capacity as the Board of Directors, or the Chief Executive Officer, as applicable, deems advisable.

         Each executive officer except Mr. Mills, Ms. Rice and Mr. Rodefeld has held managerial or executive positions with Jacobson's for more than five years.

        P. Gerald Mills has served as Chairman of the Board and Chief Executive Officer of the Company since October 1996, and also as President of the Company since December 1996. Mr. Mills was Chairman and Chief Executive Officer of Dayton Corporation, 1978-1981; was Chairman and Chief Executive Officer, the J. L. Hudson Company, 1981-1983; was Chairman and Chief Executive Officer, Dayton Hudson Department Store Company and Executive Vice President, Dayton Hudson Corporation, 1983-1985; was Chairman and Chief Executive Officer, Millston Corporation, a specialty store retailer, 1986-1992; and he was a business consultant from 1992-1996.

        Paul W. Gilbert has been Vice Chairman of the Board of the Company since 1993. Mr. Gilbert was Vice President and Controller of the Company, 1976-1984, Senior Vice President and Chief Financial Officer, 1984-1988, Executive Vice President and Chief Financial Officer 1988-1993, and Treasurer 1991-1993.

        James A. Rodefeld has been Executive Vice President-Marketing & Stores since November 1997. Mr. Rodefeld was Chief Executive Officer, Sycamore Stores, Inc., 1987-1992, was self-employed as a business consultant, 1992-1997, and Senior Vice President-Marketing of the Company, January to November, 1997.

         Herman J. Heinle has been Senior Vice President, General Merchandise Manager of the Company since May 1997. Mr. Heinle was Vice President, Divisional Merchandise Manager of the Company 1988-1997.

         Theodore R. Kolman has been Senior Vice President-General Merchandise Manager of the Company since 1991.

         Beverly A. Rice has been Senior Vice President-Fashion and Merchandising Strategy of the Company since January 1997. Ms. Rice was Vice President, General Manager, N. Theobald, Inc., a specialties gift and home store 1988-1995, from which she retired.

        Timothy J. Spalding has been Vice President-Controller since 1991.

                                   PART II
                                   -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
        STOCKHOLDER MATTERS.
        --------------------

         The Company's Common Stock is traded on The Nasdaq National Market tier of The Nasdaq Stock Market, under the symbol "JCBS."

        The quarterly range of high and low sales price quotations of Jacobson's Common Stock and dividends paid per share for each quarter of fiscal 1997 and 1996 are shown in the following schedule:

                                                                  Dividends
                                                                      Per
                   Year      Quarter        High        Low          Share
                   ----      -------        ----        ---       ---------
                   1997        4th         $13 3/4    $10 1/2       $ -0-
                   ----        3rd          13 1/4      7 7/8         -0-
                               2nd          10 3/8      7 3/8         -0-
                               1st           9 1/2      7 1/8         -0-

                   1996        4th         $10 5/8    $ 7 1/2      $  -0-
                   ----        3rd          11 1/2      7 1/4       .12 1/2
                               2nd          12 3/8      9           .12 1/2
                               1st          10          8 1/2       .12 1/2


        The approximate number of shareholders of record of Jacobson's Common Stock as of March 1, 1998 was 1,330.

        The Company's revolving credit loan facility limits cash dividends to 50.0% of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for fiscal 1993 through 1997 is as follows:


     (in thousands except
     per share data)              1997(1)      1996        1995          1994        1993
                                  -------    --------    --------     ---------   ---------
Net sales, including leased
   departments ..............    $447,471    $432,469     $414,267     $409,154    $403,816
Earnings (loss) before income
   taxes ....................       1,905     (17,289)      (6,541)       6,388       4,610
Net earnings (loss) .........       1,214     (11,462)      (4,206)       4,088       3,014
Total assets ................     233,279     260,418      262,514      268,589     248,818
Long-term debt, less current
   portion ..................     104,138     130,147      119,727      120,424     108,203

Per common share:
   Net earnings (loss) -
      Basic and Diluted .....    $   0.21    $  (1.98)    $  (0.73)    $   0.71    $   0.52
   Cash dividends ...........        --          0.37 1/2     0.50         0.50        0.50

    (1) 53 week year.

=============================================================================

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------

RESULTS OF OPERATIONS

The following table shows the percentage relationship to sales of the items presented for the periods indicated.

                                          1997(1)   1996        1995
                                          -------   ----        ----
Net sales...........................     100.0%     100.0%     100.0%
Gross profit........................      32.7       32.1       32.5
Selling, general and administrative
   expenses.........................      31.0       32.9       32.2
Interest expense, net...............       2.1        2.2        2.1
Store closing costs (credit)........      (0.1)       1.0        --
Gain on sale of property............      (0.7)       --        (0.2)
Earnings (loss) before income taxes.       0.4       (4.0)      (1.6)
Net earnings (loss).................       0.3       (2.7)      (1.0)

(1) 53 week year.

1997 versus 1996
----------------

        Sales in 1997 totalled $447,471,000, an increase of 3.5% from 1996. Comparable store sales increased 7.3%, including a 6.7% increase in the Midwest stores and an 8.6% increase in the Florida stores. The 1997 fiscal year included 53 weeks. On an equivalent 52 week basis, the total sales gain was 1.8% and comparable store sales increased 5.6% (up 5.2% in Midwest stores and 6.4% in Florida stores). The overall 1997 sales increase reflects the increase in comparable store sales, the first full year impact of new stores in Leawood, Kansas, and Boca Raton, Florida, opened in March and November 1996, respectively, and the extra week in 1997, partially offset by the closing of three underperforming stores in March 1997. In 1998, the Company expects an increase in comparable store sales to offset the impact of the extra week and the sales volume of stores closed in 1997.

        Women's apparel and accessories represented 66.7% of the Company's total business in 1997. Other major components were men's 13.6%, children's 7.7%, home accessories 8.2%, and miscellaneous 3.8%.

        The Company's gross profit percentage increased to 32.7% in 1997 from 32.1% in 1996, due primarily to reduced inventory shortage and elimination of incentive discounts offered to new charge customers in 1996, partially offset by a higher LIFO provision which increased cost of goods sold by $1,553,000 in 1997 compared to $268,000 in 1996.

        Selling, general and administrative expenses decreased to 31.0% of sales in 1997 from 32.9% in 1996. The decrease is due primarily to expense leverage resulting from increased sales, Company-wide expense reduction initiatives and severance obligations in 1996 associated with changes of senior management, partially offset by higher sales promotion expense.

        Interest expense totalled 2.1% of sales in 1997 compared with 2.2% in 1996.

        The Company established a $4,200,000 reserve in 1996 in connection with the closing of three under-performing stores in March 1997. In 1997, the Company recognized a $340,000 pre-tax credit to write-off the remaining severance and benefit reserves after all payments were made and to adjust the write-down of the property and equipment reserve after sale of a portion of the related property at greater than the original estimated value.

        In 1997, the Company realized pre-tax gains on sales of property totalling $2,987,000, including the sale of its Grosse Pointe Store for the Home and immaterial gains on the sale of two non-operating properties.

        1997 net earnings totalled $1,214,000, or 21 cents per common share, compared with a 1996 net loss of $11,462,000, or $1.98 per share. As a percentage of sales, net earnings were 0.3% in 1997 and the 1996 net loss was 2.7%. 1997 results included after-tax gains on sales of property and store closing reserve credits totalling $2,196,000, or 38 cents per common share. 1996 results included after-tax store closing costs and severance obligations totalling $3,713,000, or 64 cents per share.

1996 Versus 1995
----------------

        Sales in 1996 totalled $432,469,000, an increase of 4.4% from 1995. The overall increase in sales was due primarily to new stores opened in Leawood, Kansas in March 1996 and in Boca Raton, Florida in November 1996, as comparable store sales decreased 1.5%. The comparable store sales decrease included a 4.0% decrease in sales in the Company's Midwest stores, partially offset by a 4.8% increase in the Company's Florida stores. Sales in the Company's Midwest stores were pressured as a result of increased competition, including the addition of 950,000 square feet of retail space to the Somerset Collection, a regional shopping mall in the metropolitan Detroit area, in August 1996.

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

        Selling, general and administrative expenses, expressed as a percentage of sales, increased to 32.9% compared with 32.2% in 1995, primarily due to $1,400,000 in severance obligations associated with changes of senior management in 1996 and the decrease in comparable store sales and resulting lack of expense leverage.

        Interest expense, expressed as a percentage of sales, increased to 2.2% from 2.1% in 1995, primarily as a result of higher revolving credit borrowings, partially offset by lower borrowings on other long-term debt.

        The Company incurred a $4,200,000 pre-tax charge in 1996 due to the closing of three under-performing stores, which it announced in January 1997. These costs included severance and related benefits ($900,000), reserves to state property and equipment at estimated fair value ($2,350,000) and other costs such as expense to hold closed facilities pending disposition ($950,000).

        1996 net loss totalled $11,462,000, or $1.98 per common share, compared with a 1995 loss of $4,206,000, or 73 cents per share. As a percentage of sales, net losses were 2.7% and 1.0% of sales in 1996 and 1995, respectively. 1996 results included after-tax store closing costs and contractual severance obligations totalling $3,713,000, or 64 cents per share. 1995 results included an after-tax gain on sale of property totalling $693,000, or 12 cents per share.

INFLATION

        The Company cannot determine the precise effects of inflation on its business. Because of inflation, historically the Company has experienced increases in the cost of merchandise and in certain operating expenses. The Company generally has been able to offset the effects of these increased expenses by adjusting prices, by using the LIFO method for valuing all merchandise inventories and by controlling expenses. The Company's ability to adjust prices is limited by competitive pressures in its market areas. The Department Store Inventory Price Indexes, published by the Bureau of Labor Statistics (BLS), are used to measure inflation's impact on inventories in the LIFO valuation. The BLS Index decreased 0.5% overall in 1997, increased 0.9% in 1996 and increased 0.7% in 1995.


LIQUIDITY AND CAPITAL RESOURCES

        At January 31, 1998, the Company's current ratio was 2.57 to 1 and working capital totalled $78,815,000, including $3,883,000 of cash and cash equivalents. At January 25, 1997, the Company's current ratio was 2.81 to 1 and working capital totalled $96,053,000, including $4,871,000 of cash and cash equivalents. At January 27, 1996, the Company's current ratio was 2.91 to 1 and working capital totalled $95,091,000, including $3,068,000 of cash and cash equivalents.

        The Company uses cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. Loans under the facility bear interest at either or both of two variable interest rate alternatives as chosen by the Company. One of the interest rates may decrease if the Company meets specified performance measures, which were not met in 1997. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for loans.

        Borrowings under the Revolving Credit facility mature on March 24, 2000, with automatic one year renewals on such maturity date, unless the facility is terminated by notice from any party to the others at least 90 days before the facility would otherwise terminate. The Company may also terminate the facility early upon 90 days notice if it pays a termination fee equal to one-half of one percent a year (for what would have been the remaining term of the facility) of the average daily balance of loans and letters of credit under the facility since its inception. The facility carries a line of credit fee equal to one-quarter of one percent a year of the excess of the aggregate commitments under the facility (currently $80,000,000) over the amount of loans and letters of credit outstanding and an agent's fee equal to $45,000 a year. Borrowings under the facility are guaranteed by the Company's subsidiaries and secured by accounts receivable, inventory and related intangible assets and the proceeds thereof of the Company and its subsidiaries.

        The Revolving Credit facility limits cash dividends to 50.0% of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions. At January 31, 1998, the Company had borrowed $35,032,000 under this facility and had $44,968,000 of borrowing availability under the borrowing base calculated as of that date. In 1997, the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 8.3%.

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


CASH FLOWS

        Cash and cash equivalents decreased $988,000 in 1997, increased $1,803,000 in 1996 and decreased $490,000 in 1995. Cash flows are impacted by operating, investing and financing activities. In 1997, operating activities provided $24,518,000 of cash compared to $292,000 used in 1996 and $10,005,000 provided in 1995. The increase in 1997 compared to 1996 reflects primarily the improved earnings performance, cash generated from store closings in 1997, and cash used in 1996 for the start-up inventory for new stores in Leawood, Kansas and Boca Raton, Florida. These changes were partially offset by reduced merchandise payables. The decrease in 1996 versus 1995 is due principally to the larger loss and inventory requirements of two new stores opened in 1996.

        Investing activities provided cash of $881,000 in 1997 and used cash of $5,832,000 and $7,375,000 in 1996 and 1995, respectively. Investing activities included capital expenditures for new stores, and modernization and refixturing of existing stores and support facilities totalling $4,114,000, $5,590,000 and $6,540,000 in 1997, 1996 and 1995, respectively.
Proceeds from sales of property totalled $4,068,000 and $1,199,000 in 1997 and 1995, respectively. There were no property sales in 1996. In addition, the Company incurred capital lease obligations (not included in cash investing activities above) primarily for computer hardware and related software totalling $145,000 and $199,000 in 1996 and 1995, respectively. There were no new capital lease obligations in 1997.

        Financing activities used cash of $26,387,000 in 1997, provided cash of $7,927,000 in 1996 and used cash of $3,120,000 in 1995. In March 1997, the
Company borrowed $49,500,000 under its current Revolving Credit Agreement to repay the then outstanding principal balance under its former Credit Agreement. Also in 1997, the Company repaid $13,968,000 under its current Revolving Credit Agreement, prepaid $5,642,000 of principal on a mortgage obligation, purchased and retired $1,755,000 of 6 3/4% Convertible Subordinated Debentures, satisfying its annual sinking fund payment, and used $5,022,000 to service current maturities of long-term debt. In 1996, the Company borrowed $14,300,000 more under its former Credit Agreement than it had borrowed in 1995 and used $4,206,000 of cash to service current maturities of long-term debt, including the $1,725,000 annual sinking fund payment on its 6-3/4% Convertible Subordinated Debentures. In 1995, the Company borrowed $3,700,000 more under its former Credit Agreement than it had borrowed in 1994 and used $3,930,000 of cash to service current maturities of long-term debt. The Company did not pay a common stock dividend in 1997. The Company paid common stock dividends of $2,167,000 in 1996 and $2,890,000 in 1995.

        Cash generated from disposition of properties related to three stores closed in March 1997 will be used to fund operations and to reduce Revolving Credit borrowings. The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations and debt maturities.

CORPORATE DEVELOPMENT

        The Company has no commitments for any new store locations at the present time. The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision. In March 1997, the Company closed under-performing stores in Jackson, Kalamazoo and Dearborn, Michigan. The Company incurred a $4,200,000 pre-tax charge in 1996 to recognize estimated severance and related benefits and expense to hold the closed facilities pending disposition, and to state property and equipment at estimated fair value. In 1997, the Company paid $1,237,000 in severance benefits and expenses to hold closed facilities pending disposition, and recognized a $340,000 pre-tax credit to write-off the remaining severance and benefit reserves after all payments were made and to adjust the write-down of the property and equipment reserve after sale of a portion of the related property at greater than the original estimated value.

        The Company closed its Troy, Michigan clearance center in May 1997.

        In 1997, the Company sold its Store for the Home in Grosse Pointe, Michigan. The Company continues to operate the store under a short-term lease from the purchaser until July 1998, when it will consolidate operations in its existing Apparel store.

        The Year 2000 issue results from early computer programming that used two digits rather than four to define the applicable year. If not corrected, this defect could, as we move to the Year 2000, result in systems failures or miscalculations leading to disruptions in a company's operation. The Company has taken actions to address this potential problem. During the year, the Company established a task force which has identified areas of concern and assigned a risk factor and priority to each area. Specific action plans are being developed to fix or replace all non-compliant software that could pose a significant risk to the Company's operations. The total amount estimated to be spent to remediate the Company's Year 2000 issues is not expected to be material to its business, operations, or financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

        Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

        The following financial statements and supplementary financial information are filed as part of this report on pages F-1 through F-19:

        Consolidated Statements of Earnings, Three Fiscal Years Ended January 31, 1998.

        Consolidated Statements of Cash Flows, Three Fiscal Years Ended January 31, 1998.

        Consolidated Balance Sheets, January 31, 1998, January 25, 1997, and January 27, 1996.

        Consolidated Statements of Shareholders' Equity, Three Fiscal years Ended January 31, 1998.

        Notes to Consolidated Financial Statements.

        Summary of Significant Accounting Policies.

        Quarterly Information (Unaudited).

        Report of Independent Public Accountants.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

        None.

                                   PART III
                                   --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT.
         -----------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

        The information called for by Part III is incorporated by reference from those portions of the registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be held May 28, 1998, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10K, appearing under the following captions:

        "Voting Securities and Principal Holders Thereof" (pages 1-3, inclusive, of the proxy statement).

        "Election of Directors" (pages 4-8, inclusive, thereof).

        "Executive Compensation" (pages 9-16, inclusive, thereof); but excluding from this incorporation by reference everything appearing under the captions "Compensation Committee Report on Executive Compensation" and "Performance Graph" (pages 14-16, inclusive, thereof).

        Information with respect to executive officers of the Company is set forth on pages 10-11 of this report.

        For the purpose of stating the aggregate market value of voting stock held by nonaffiliates on the cover of this report, the registrant considers that the directors of the registrant, the executive officers listed on page 10 of this report, the Marjorie L. Rosenfeld Trust, David A. Rosenfeld, the Jacobson's Retirement Savings & Profit Sharing Plan, the Jacobson Pension Plan, and The Jacobson Stores Foundation are affiliates, and that all other shareholders are nonaffiliates. This statement is without prejudice to the classification of any shareholder at other times or for other purposes.

                                   PART IV
                                   -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
----------------------------------------------------------------
         FORM 8K.
         --------

        (a) The following financial statements, financial statement schedules, and exhibits are filed as part of this report:

                                                                              Page
                                                                              ----
        (1)  FINANCIAL STATEMENTS:
             ---------------------

             Consolidated Statements of Earnings, Three Fiscal Years
                Ended January 31, 1998.                                        F-1

             Consolidated Statements of Cash Flows, Three Fiscal Years
                Ended January 31, 1998.                                        F-2

             Consolidated Balance Sheets, January 31, 1998,
                January 25, 1997, and January 27, 1996.                        F-3

             Consolidated Statements of Shareholders' Equity, Three
                Fiscal Years Ended January 31, 1998.                           F-4

             Notes to Consolidated Financial Statements.                       F-5/
                                                                               F-15

             Summary of Significant Accounting Policies.                       F-16

             Quarterly Information (Unaudited).                                F-17/
                                                                               F-18

             Report of Independent Public Accountants.                         F-19


        (2)  FINANCIAL STATEMENT SCHEDULES:

             Schedule VIII - Valuation and Qualifying Accounts and
             Reserves, Year Ended January 31, 1998.                            S-1


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

             10(a)* Employment Agreement, dated as of April 15, 1998, between Jacobson Stores Inc. and P. Gerald Mills.

             10(b)* Employment Agreement, dated as of April 15, 1998, between Jacobson Stores Inc. and Paul W. Gilbert.

             10(c)* Employment Agreement, dated as of April 15, 1998, between Jacobson Stores Inc. and James A. Rodefeld.

             10(d)* Executive Employment Agreement, dated as of April 15, 1998, between Jacobson Stores Inc. and Herman J. Heinle.

             10(e)* Executive Employment Agreement, dated as of April 15, 1998, between Jacobson Stores Inc. and Theodore R. Kolman.

             10(f)* Jacobson Stores Inc. Deferred Compensation Plan, as amended and restated March 26, 1998.

             10(g)* Jacobson Stores Inc. Management Incentive Plan, dated March 26, 1998.

             23       Consent of Arthur Andersen LLP

             27       Financial Data Schedule

             In addition, the previously-filed exhibits listed below are incorporated herein by reference. (All references are to Securities and Exchange Commission File #0-6319 unless otherwise noted.)

Current                                                  Identification of
Exhibit   Description of Exhibit                         Prior Filing
-------   ----------------------                         ------------
3(i)(a)   Restated Articles of Incorporation,            Exhibit 19(a) to Form 10-Q,
          Jacobson Stores Inc., as amended and           Quarter Ended April 29,
          restated May 25, 1989.                         1989.

3(i)(b)   Certificate of Designation, Preferences        Exhibit 3(a) to Form 10-Q,
          and Rights of Preferred Stock of               Quarter Ended October 29,
          Jacobson Stores Inc.                           1988.

3(ii)     By-laws, Jacobson Stores Inc., as              Exhibit 3(ii) to Form 10-Q,
          amended November 20, 1997.                     Quarter Ended October 25,
                                                         1997.




Current                                                  Identification of
Exhibit   Description of Exhibit                         Prior Filing
-------   ----------------------                         ------------
4(a)      Revolving Credit Agreement, dated as           Exhibit 4(c) to Form 10-K,
          of March 24, 1997, between Jacobson            Year Ended January 25, 1997.
          Stores Inc. and The CIT Group/Business
          Credit, as agent.

4(b)      Election under Section 780, Michigan           Exhibit 28 to Form 10-Q,
          Business Corporation Act.                      Quarter Ended October 27,
                                                         1984.

4(c)      Indenture dated as of December 15,             File #3310532:
          1986 between Jacobson Stores Inc.              Exhibit 4(a) to Form S-2
          and National Bank of Detroit, as               (Amendment No. 1), filed
          Trustee.                                       December 12, 1986.

4(d)      Rights Agreement dated as of October 4,        Exhibit I to Form 8A and
          1988 between Jacobson Stores Inc. and          Exhibit 4 to Form 8-K,
          Manufacturers National Bank of Detroit,        October 7, 1988; Exhibit 1 to
          as Rights Agent; Change of Rights Agent,       Amendment No. 1 to Form 8-A,
          Effective June 1, 1989; Change of Rights       May 16, 1989; Exhibit 1 to
          Agent, Effective May 31, 1994.                 Amendment No. 2 to Form 8-A,
                                                         June 9, 1994.

10(h)*    Release and Settlement Agreement effective     Exhibit 10(a) to Form 10-Q,
          May 25, 1997, between Jacobson Stores Inc.     Quarter Ended July 26, 1997.
          and Joseph H. Fisher.

10(i)*    Release and Waiver Agreement dated             Exhibit 10(a) to Form 10-Q,
          October 7, 1997, between Jacobson              Quarter Ended October 25, 1997.
          Stores Inc. and Robert L. Moles.

10(j)*    Split Dollar Agreement, dated January 31,      Exhibit 10(k) to Form 10-K
          1992, between Jacobson Stores Inc. and         Year Ended January 27, 1996.
          Paul W. Gilbert.

10(k)*    Jacobson's Stock Option Plan of 1983,          Exhibit 19 to Form 10-Q,
          as amended and restated, effective             Quarter Ended October 26, 1991.
          May 28, 1987, and as further amended
          May 24, 1990 and August  22, 1991.




Current                                                  Identification of
Exhibit   Description of Exhibit                         Prior Filing
-------   ----------------------                         -----------------
10(l)*    Jacobson Stock Option Plan of 1994.            Exhibit A to Proxy Statement
                                                         in connection with the Annual
                                                         Meeting of Shareholders held
                                                         on May 26, 1994.

10(m)*    First Amendment to Jacobson Stock              Exhibit 10(m) to Form 10-K,
          Option Plan of 1994.                           Year Ended January 27, 1996.

10(n)*    Second Amendment to Jacobson Stock             Exhibit 10(b) to Form 10-Q,
          Option Plan of 1994.                           Quarter Ended July 26, 1997.

10(o)*    Third Amendment to Jacobson Stock              Exhibit A to Proxy Statement
          Option Plan of 1994                            dated April 10, 1998 for 1998
                                                         Annual Meeting.

10(p)*    1997 Management Incentive Plan                 Exhibit 10(c) to Form 10-Q,
                                                         Quarter Ended July 26, 1997.

10(q)*    Severance Agreement dated as of                Exhibit 10(b) to Form 10-K,
          October 31, 1996, between Jacobson             Year Ended January 25, 1997.
          Stores Inc. and Mark K. Rosenfeld.

10(r)*    Amendment to Severance Agreement dated         Exhibit 10(c) to Form 10-K,
          as of December 12, 1996, between Jacobson      Year Ended January 25, 1997.
          Stores Inc. and Mark K. Rosenfeld.

21        Schedule of Subsidiaries                       Exhibit 21 to Form 10-K, Year
                                                         Ended January 27, 1996.

             With the exception of Exhibits 4(a) and 4(c), instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries have been omitted. The amount of debt authorized under each such omitted instrument is less than 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

             In addition to Exhibits 10(a) to 10(e), inclusive, and 10(h), 10(i), 10(q) and 10(r), the registrant has employment agreements with two other executive officers, which are not considered material in amount or significance.

             (b) The Company did not file any reports on Form 8-K during its fourth fiscal quarter ended January 31, 1998.

             (c) See Item 14(a)(3).

             (d) See Item 14(a)(2).

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:     April 10, 1998        JACOBSON STORES INC.



                                By: /s/  P. Gerald Mills
                                    ---------------------------------------
                                    P. Gerald Mills, Chairman of the Board,
                                    President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        JACOBSON STORES INC.                                    Date
                                                                ----

        By:     /s/  P. Gerald Mills                     April 10, 1998
             ------------------------------------
             P. Gerald Mills, Chairman of the
                Board, President and Chief
                Executive Officer, and Director
                (Principal Executive Officer)

        By:     /s/  Paul W. Gilbert                     April 10, 1998
             ------------------------------------
             Paul W. Gilbert, Vice Chairman
                of the Board, and Director
                (Principal Financial Officer)


        By:     /s/  Timothy J. Spalding                 April 10, 1998
             ------------------------------------
             Timothy J. Spalding, Vice
                President and Controller
                (Principal Accounting Officer)

JACOBSON STORES INC.                                            Date
                                                               -----

        By:     /s/  Herbert S. Amster                   April 10, 1998
             ------------------------------------
             Herbert S. Amster, Director



        By:     /s/  Herman S. Kohlmeyer, Jr.            April 10, 1998
             ------------------------------------
             Herman S. Kohlmeyer, Jr., Director


        By:     /s/  Kathleen McCree Lewis               April 10, 1998
             ------------------------------------
             Kathleen McCree Lewis, Director



        By:                                              April 10, 1998
             ------------------------------------
             Patricia Shontz Longe, Director



        By:     /s/  Michael T. Monahan                  April 10, 1998
             ------------------------------------
             Michael T. Monahan, Director



        By:                                              April 10, 1998
             ------------------------------------
             Philip H. Power, Director



        By:     /s/  Mark K. Rosenfeld                   April 10, 1998
             ------------------------------------
             Mark K. Rosenfeld, Director



        By:     /s/  Richard Z. Rosenfeld                April 10, 1998
             ------------------------------------
             Richard Z. Rosenfeld, Director



        By:     /s/  Robert L. Rosenfeld                 April 10, 1998
             ------------------------------------
             Robert L. Rosenfeld, Director



        By:     /s/  James L. Wolohan                    April 10, 1998
             ------------------------------------
             James L. Wolohan, Director


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS


                                                              Year Ended
                                                 ---------------------------------------
                                                 January 31,   January 25,   January 27,
(in thousands except per share data)               1998(1)       1997           1996
------------------------------------             ----------    ----------    -----------
NET SALES .....................................   $ 447,471    $ 432,469    $ 414,267
                                                  ---------    ---------    ---------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
      occupancy expenses ......................     300,918      293,826      279,493
   Selling, general and administrative expenses     138,797      142,348      133,572
   Interest expense, net ......................       9,178        9,384        8,808
   Store closing costs (credit) ...............        (340)       4,200         --
   Gain on sale of property ...................      (2,987)        --         (1,065)
                                                  ---------    ---------    ---------

          Total costs and expenses ............     445,566      449,758      420,808
                                                  ---------    ---------    ---------

EARNINGS (LOSS) BEFORE INCOME TAXES ...........       1,905      (17,289)      (6,541)

PROVISION (CREDIT) FOR INCOME TAXES ...........         691       (5,827)      (2,335)
                                                  ---------    ---------    ---------

NET EARNINGS (LOSS) ...........................   $   1,214    $ (11,462)   $  (4,206)
                                                  =========    =========    =========


EARNINGS (LOSS) PER COMMON SHARE:
   Basic and Diluted ..........................   $    0.21    $   (1.98)   $   (0.73)
                                                  =========    =========    =========

(1) 53 week year.

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (page F-16) are an integral part of these statements.



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended
                                                     --------------------------------------
                                                     January 31,   January 25,  January 27,
(in thousands)                                         1998(1)       1997         1996
--------------                                         -------       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss) .............................   $  1,214    $(11,462)   $ (4,206)
  Gain on sale of property ........................     (2,987)       --        (1,065)
  Store closing costs (credit) ....................       (340)      4,200        --
  Adjustments to reconcile net earnings (loss) to
   cash provided by (used in)
   operating activities:
     Depreciation and amortization ................      9,128      10,195      10,266
     Deferred taxes ...............................        263      (5,449)        537
     Other liabilities ............................        570       1,436         911
     Change in:
        Receivables from customers, net ...........      7,586       1,424         850
        Merchandise inventories ...................      8,800      (5,626)      6,599
        Prepaid expenses and other assets .........      1,590       1,005        (289)
        Accounts payable and accrued expenses .....     (2,521)      1,811        (569)
        Current income taxes ......................      1,215       2,174      (3,029)
                                                      --------    --------    --------
           Net cash provided by (used in) operating
            activities ............................     24,518        (292)     10,005
                                                      --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property ..................      4,068        --         1,199
  Additions to property and equipment .............     (4,114)     (5,590)     (6,540)
  Other non-current assets ........................        927        (242)     (2,034)
                                                      --------    --------    --------
           Net cash provided by (used in) investing
            activities ............................        881      (5,832)     (7,375)
                                                      --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt .....................     49,500      14,300       3,700
  Reduction of long-term debt .....................    (75,887)     (4,206)     (3,930)
  Cash dividends paid .............................       --        (2,167)     (2,890)
                                                      --------    --------    --------
           Net cash provided by (used in) financing
            activities ............................    (26,387)      7,927      (3,120)
                                                      --------    --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..       (988)      1,803        (490)
  Cash and cash equivalents, beginning of year ....      4,871       3,068       3,558
                                                      --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR ............   $  3,883    $  4,871    $  3,068
                                                      ========    ========    ========

(1) 53 week year.


-----------------------------------------------------------------------------

SUPPLEMENTARY CASH FLOW INFORMATION
The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Investing and financing activities not reported in the Consolidated Statements of Cash Flows, because they do not involve cash, include equipment acquired through capital lease obligations of $145,000 in 1996 and $199,000 in 1995. There were no new capital lease obligations in 1997.

Interest paid (net of interest capitalized) was $9,330,000 in 1997, $9,233,000 in 1996 and $8,570,000 in 1995. The Company received income tax refunds totalling $782,000 in 1997 and $2,541,000 in 1996. Income tax payments were $64,000 in 1995.

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (page F-16) are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                       January 31,   January 25,  January 27,
(in thousands)                            1998          1997          1996
--------------                         ----------    -----------  -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......   $   3,883    $   4,871    $   3,068
   Receivables from customers, net .      34,124       41,710       43,134
   Merchandise inventories .........      86,075       94,875       89,249
   Prepaid expenses and other assets       1,333        2,923        3,928
   Refundable income taxes .........        --            855        3,029
   Deferred taxes ..................       3,696        3,994        2,363
                                       ---------    ---------    ---------
      Total current assets .........     129,111      149,228      144,771
                                       ---------    ---------    ---------
PROPERTY AND EQUIPMENT, NET ........      83,707       89,802       96,597
                                       ---------    ---------    ---------
OTHER ASSETS .......................      20,461       21,388       21,146
                                       ---------    ---------    ---------
                                       $ 233,279    $ 260,418    $ 262,514
                                       =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt   $   3,972    $   4,350    $   4,531
   Accounts payable ................      32,108       31,320       30,537
   Accrued expenses ................      13,856       17,505       14,612
   Accrued income taxes ............         360         --           --
                                       ---------    ---------    ---------
     Total current liabilities .....      50,296       53,175       49,680
                                       ---------    ---------    ---------
LONG-TERM DEBT .....................     104,138      130,147      119,727
                                       ---------    ---------    ---------
DEFERRED TAXES .....................       5,262        5,297        9,115
                                       ---------    ---------    ---------
OTHER LIABILITIES ..................       4,382        3,812        2,376
                                       ---------    ---------    ---------
SHAREHOLDERS' EQUITY:
   Common stock ....................       5,966        5,966        5,966
   Paid-in surplus .................       7,109        7,109        7,109
   Retained earnings ...............      56,525       55,311       68,940
   Treasury stock ..................        (399)        (399)        (399)
                                       ---------    ---------    ---------
                                          69,201       67,987       81,616
                                       ---------    ---------    ---------
                                       $ 233,279    $ 260,418    $ 262,514
                                       =========    =========    =========

=============================================================================

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (page F-16) are an integral part of these statements.



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                            Common    Paid-in    Retained   Treasury
(in thousands except number of shares)                      Stock     Surplus    Earnings   Stock
--------------------------------------                      -----     -------    --------   --------

BALANCE, January 28, 1995.............................       $5,966     $7,109    $76,036     $(399)


FIFTY-TWO WEEKS ENDED January 27, 1996:
   Net loss...........................................                             (4,206)
   Dividends paid, 50 cents per share.................                             (2,890)
                                                             ------     ------    -------     -----

BALANCE, January 27, 1996.............................        5,966      7,109     68,940      (399)


FIFTY-TWO WEEKS ENDED January 25, 1997:
   Net loss...........................................                            (11,462)
   Dividends paid, 37 1/2cents per share................                           (2,167)
                                                             ------     ------    -------     -----

BALANCE, January 25, 1997.............................        5,966      7,109     55,311      (399)


FIFTY-THREE WEEKS ENDED January 31, 1998:
   Net earnings.......................................                              1,214
                                                             ------     ------    -------     -----

BALANCE, January 31, 1998.............................       $5,966     $7,109    $56,525     $(399)
                                                             ======     ======    =======     =====

=============================================================================

PREFERRED STOCK
Authorized 1,000,000 shares, $1 par value; no shares outstanding at January 27, 1996, January 25, 1997 and January 31, 1998.

COMMON STOCK
Authorized 15,000,000 shares, $1 par value; 5,966,2212/3 shares issued at January 27, 1996, January 25, 1997 and January 31, 1998. Shares issued include 187,200 shares in treasury at January 27, 1996, January 25, 1997 and January 31, 1998.


The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (page F-16) are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STORE CLOSING COSTS

In March 1997, the Company closed three underperforming stores in Jackson, Kalamazoo and Dearborn, Michigan. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to recognize estimated severance and related benefits and expense to hold the closed facilities pending disposition and to state property and equipment at estimated fair value. Store closing reserve activity was as follows:


(in thousands)                        1997       1996
--------------                        ----       ----
Severance and related benefits ..   $ 4,200    $  --
Payments against reserve ........    (1,237)      --
Charges (credits) against reserve      (340)     4,200
                                    -------    -------
Reserve at end of year ..........   $ 2,623    $ 4,200
                                    =======    =======

The property and equipment reserve totalled $2,210,000 at January 31, 1998, and is reflected as a reduction of property and equipment on the consolidated balance sheets. The balance of the store closing reserve is included in accrued expenses and represents estimated expense to hold closed facilities pending disposition. After recognition of the fair value reserve, the adjusted net book value of property and equipment of the three closed stores totalled $2,375,000 at January 31, 1998.

Store closing credits totalled $224,000 after-tax in 1997. In 1996, store closing costs totalled $2,772,000 after-tax.

GAIN ON SALE OF PROPERTY

In 1997, the Company sold its Store for the Home in Grosse Pointe, Michigan. The Company continues to operate the store under a short-term lease from the purchaser until July 1998, when it will consolidate operations in its existing Apparel store. In 1997, after-tax gains on sales of property totalled $1,972,000, including the Grosse Pointe property and immaterial gains on two non-operating properties. In 1995, the Company sold its former Children's Store in Birmingham, Michigan, at an after-tax gain of $693,000.


TAXES

The provision (credit) for income taxes consisted of:

(in thousands)                                         1997      1996      1995
Currently payable..................................    $428   $  (378)   $(2,872)
Deferred ..........................................     263    (5,449)       537
                                                       ----   -------    -------
                                                       $691   $(5,827)   $(2,335)
                                                       ====   =======    =======


Income taxes as a percent of earnings (loss) before income taxes differed from the statutory Federal income tax rate as follows:



(percent of earnings before income taxes)               1997      1996      1995

Statutory Federal income tax rate.................     34.0%   (34.0)%   (34.0)%
Tax reserves released.............................      --       --       (2.6)
Other.............................................      2.3      0.3       0.9
                                                       ----    -----     -----
                                                       36.3%   (33.7)%   (35.7)%
                                                       ====    =====     =====

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes and are classified as current or non-current in the consolidated balance sheets based on the classification of the assets and liabilities which gave rise to the temporary differences. The components of the net deferred income tax liability at January 31, 1998, January 25, 1997 and January 27, 1996 were as follows:


                                                                        January    January    January
(in thousands)                                                            1998       1997       1996
--------------                                                          ------     -------    -------
Deferred Tax Liabilities:
   Accelerated depreciation.......................................       $3,292    $ 3,930    $4,279
   Additional pension cost deductible for tax purposes............        5,208      5,811     5,759
   Other..........................................................          354        827       822
                                                                         ------    -------    ------
                                                                          8,854     10,568    10,860
                                                                         ------    -------    ------
Deferred Tax Assets:
   Store closing reserves.........................................          906      1,428       --
   Accrued vacation pay...........................................        1,283      1,267     1,246
   Additional inventory capitalized for tax purposes..............          980      1,076     1,079
   Alternative minimum tax credit carryforward....................          962        922       --
   Net operating loss carryforward................................          --       1,119       --
   Deferred rent..................................................          944        558       303
   Other..........................................................        2,213      2,895     1,480
                                                                         ------    -------    ------
                                                                          7,288      9,265     4,108
                                                                         ------    -------    ------

   Net deferred tax liability.....................................       $1,566    $ 1,303    $6,752
                                                                         ======    =======    ======

=============================================================================

The Company believes it is more likely than not that deferred tax assets will be used to offset future tax obligations. Accordingly, the Company has not recorded a related valuation allowance.


Taxes other than income taxes were as follows:

(in thousands)                                             1997      1996       1995
--------------                                             ----      ----       ----
Payroll taxes....................................      $ 8,195    $ 8,074    $ 8,012
Real estate and personal property taxes..........        4,337      4,317      4,021
Other taxes......................................          913      1,084      1,305
                                                       -------    -------    -------
                                                       $13,445    $13,475    $13,338
                                                       =======    =======    =======

ADVERTISING EXPENSE

The Company expenses advertising costs the first time the advertising takes place. Advertising expense totalled $16,735,000 in 1997, $13,962,000 in 1996 and $13,625,000 in 1995.

INTEREST EXPENSE

Components of net interest expense are summarized below:

 (in thousands)                                               1997       1996       1995
 --------------                                               ----       ----       ----
Revolving Credit line.....................................  $ 3,630    $ 2,071    $  617
Real estate obligations...................................    3,083      3,383     3,539
Long-term debt............................................    2,452      3,934     4,558
Capital lease obligations.................................       77        120       206
                                                            -------    -------    ------
                                                              9,242      9,508     8,920
Less interest earned on short-term investments............       64         46        36
Less interest capitalized on properties under development.     --           78        76
                                                            -------    -------    ------
                                                            $ 9,178    $ 9,384    $8,808
                                                            =======    =======    ======

=============================================================================

CUSTOMER CREDIT AND RECEIVABLES

Credit sales under Jacobson credit plans were 38.1% of total sales in 1997, 44.6% in 1996 and 43.6% in 1995. Credit plans consist of option and extended payment accounts.

Revenues and direct costs associated with the Company's credit program are summarized below:

(in thousands)                                           1997       1996       1995
--------------                                           ----       ----       ----
Finance charge revenues and fees ....................   $ 6,185    $ 5,844   $ 5,118
                                                        -------    -------   -------
Cost of credit operation:
   Credit and collection administration .............     1,392      1,754     1,557
   Allocated interest expense .......................     2,922      3,028     2,935
   Provision for doubtful accounts, net of recoveries       993      1,026       843
   Provision (credit) for income taxes ..............       299         12       (74)
                                                        -------    -------   -------
                                                          5,606      5,820     5,261
                                                        -------    -------   -------
Net income from (cost of) credit program ............   $   579    $    24   $  (143)
                                                        =======    =======   =======
   As a percent of credit sales .....................       0.3%       - %      (0.1)%
                                                        =======    =======   =======

=============================================================================

The finance charge rate assessed under the Company's credit plans increased to 20.4% in 1996 (previously 18.0%). Allocated interest expense is computed at the average rate of interest incurred on the Revolving Credit line applied to the average total receivables from customers. The average rate was 8.3% in 1997, 7.5% in 1996 and 7.0% in 1995.

Receivables from customers at year-end were as follows:

                                                         January    January    January
(in thousands)                                             1998       1997       1996
--------------                                           ------     ------     ------
Receivables from customers...............................$34,761    $42,460    $43,907
Less reserve for doubtful accounts.......................    637        750        773
                                                         -------    -------    -------
                                                         $34,124    $41,710    $43,134
                                                         =======    =======    =======

=============================================================================

Accounts written off, net of recoveries, were $1,106,000 in 1997, $1,049,000 in 1996 and $863,000 in 1995 (0.65%, 0.54% and 0.48%, respectively, of credit sales).

MERCHANDISE INVENTORIES

All merchandise inventories are valued at cost, which is lower than market, as determined by the retail last-in, first-out (LIFO) method. At year-end, merchandise inventories were as follows:



                                                       January   January    January
(in thousands)                                           1998      1997       1996
--------------                                         -------   -------    -------
Inventories at first-in, first-out (FIFO) cost.......   $104,708  $111,955   $106,061
Less LIFO reserves...................................     18,633    17,080     16,812
                                                        --------  --------   --------
                                                        $ 86,075  $ 94,875   $ 89,249
                                                        ========  ========   ========

=============================================================================

PROPERTY AND EQUIPMENT

Property and equipment at year-end are set forth below:

                                                                     January   January    January
(in thousands)                                                         1998      1997       1996
--------------                                                       -------   -------    -------
Land and improvements.............................................  $ 8,496   $  9,010   $ 9,418
Buildings and improvements........................................   87,948     90,739    92,082
Furniture, fixtures and equipment.................................   49,710     49,364    47,864
Leasehold improvements............................................   13,038     12,286    10,601
Construction in progress..........................................    3,384      1,727     2,751
Capital leases....................................................    9,232      9,954     9,809
                                                                    -------   --------   -------
                                                                    171,808    173,080   172,525
Less accumulated depreciation and amortization....................   88,101     83,278    75,928
                                                                    -------   --------   -------
                                                                    $83,707   $ 89,802   $96,597
                                                                    =======   ========   =======

=============================================================================

Depreciation and amortization amounted to $9,128,000 in 1997, $10,195,000 in 1996 and $10,266,000 in 1995.

CAPITAL AND MAINTENANCE EXPENDITURES

Capital expenditures, including amounts under capital leases, for the past three years are summarized below:

                                                 Stores and Store  Support Facilities
(in thousands)                                    Modernization       and Equipment       Total
--------------                                    ---------------  ------------------     -----
1997.............................................   $ 1,332          $2,782              $4,114
1996.............................................     4,444           1,291               5,735
1995.............................................     4,449           2,290               6,739

=============================================================================

Stores and store modernization expenditures include those made for the acquisition of land, buildings and improvements, and related fixtures and equipment for new stores and expansion and re-fixturing of existing stores. Support facilities and equipment expenditures relate to corporate office and distribution centers and other non-store expenditures.

Repairs and maintenance expense totalled $1,972,000 in 1997, $2,201,000 in 1996 and $1,943,000 in 1995.

LONG-TERM LEASES

At January 31, 1998, the Company was obligated under non-cancelable long-term leases for certain stores or portions of stores, and for certain fixtures and equipment. Many of the leases contain renewal options. Most require payment of taxes, insurance, and other costs applicable to the property and some require additional rentals based on percentages of sales.

Future minimum rental commitments as of January 31, 1998, for all non-cancelable leases which had a remaining term of more than one year were as follows:



                                                                        Operating    Capital
(in thousands)                                                            Leases      Leases
--------------                                                          --------      ------
1998...................................................................  $  6,981     $298
1999...................................................................     7,979      208
2000...................................................................     7,542       76
2001...................................................................     7,522       76
2002...................................................................     7,440        7
Thereafter.............................................................   108,147       --
                                                                         --------     ----
Total minimum lease payments...........................................  $145,611      665
                                                                         ========
Less imputed interest..................................................                 76
                                                                                      ----
Capital lease obligations, including current maturities of $258........               $589
                                                                                      ====

=============================================================================

Capital leases provide the Company with the economic benefits and risks of ownership. These leases are capitalized and treated as installment purchases of depreciable property. Capital leases are included in the accompanying consolidated balance sheets as property and equipment while the related lease obligations are included in long-term debt. Interest based on these obligations and amortization based on the lease terms are charged to current operations in lieu of rental expense. All other leases are considered operating leases. Operating leases are accounted for by recording rental expense over the terms of the leases. Additional rentals based on percentages of sales are recorded as rental expense for both capital and operating leases.

Rental expense (net of rental income) was as follows:

(in thousands)                                            1997       1996       1995
--------------                                            ----       ----       ----
Buildings and improvements:
  Operating leases:
     Minimum rent.................................      $7,003     $5,651     $4,968

     Percentage rent..............................       1,652      1,034      1,032
  Capital leases:
     Percentage rent..............................         272        292        288
                                                        ------     ------     ------
                                                        $8,927     $6,977     $6,288
                                                        ======     ======     ======
Fixtures and equipment:
  Operating leases................................      $  864     $  802     $  456
                                                        ======     ======     ======

=============================================================================

RETIREMENT PLANS

The Company has a trusteed non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under the plan are based on a final average pay formula. Service cost and the projected benefit obligation under the projected unit credit actuarial method reflect the impact of estimated increases in compensation on future pension benefits. Unrecognized pension costs and credits, including actuarial gains and losses, are amortized over the average remaining service period of those employees expected to receive pension benefits. Pension expense was $1,775,000 in 1997, $2,113,000 in 1996 and $1,023,000 in 1995. The Company's funding policy satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Pension plan assets are managed by independent investment managers.

Net periodic pension expense, the funded status of the plan, and the related actuarial assumptions for the past three years are as follows:


Components of Net Pension Expense (in thousands)                           1997       1996       1995
------------------------------------------------                           ----       ----       ----
Service cost for benefits earned during the year..................      $ 2,341    $ 2,324    $ 1,741
Interest cost on projected benefit obligation.....................        3,868      3,634      3,318
Actual return on assets...........................................      (13,259)    (5,895)   (11,176)
Net amortization and deferral.....................................        8,825      2,050      7,140
                                                                        -------    -------    ------
Net pension expense...............................................      $ 1,775    $ 2,113    $ 1,023
                                                                        =======    =======    =======


                                                                              December 31,
                                                                       ---------------------------
Funded Status (in thousands)                                            1997       1996       1995
----------------------------                                            ----       ----       ----
Actuarial present value of accumulated plan benefits:
   Vested.........................................................      $47,356    $43,402    $41,948
   Non-vested.....................................................        1,347      2,201      2,100
                                                                        -------    -------    -------

Accumulated benefit obligation....................................      $48,703    $45,603    $44,048
                                                                        =======    =======    =======

Projected benefit obligation......................................      $53,059    $52,724    $51,196
Fair market value of assets.......................................       70,257     58,357     50,879
                                                                        -------    -------    -------

Plan assets greater (less) than projected benefit obligation......       17,198      5,633       (317)

Unrecognized net assets at transition.............................         --         (153)      (478)
Unrecognized net loss (gain)......................................       (1,977)    10,227     14,367
                                                                        -------    -------    -------
Net prepaid pension cost..........................................       15,221     15,707     13,572
Accrued pension expense...........................................         --          181      1,424
                                                                        -------    -------    -------
Prepaid pension cost(1)...........................................      $15,221    $15,888    $14,996
                                                                        =======    =======    =======

(1)Included in other assets on the consolidated balance sheets.

Actuarial Assumptions                                                      1997       1996       1995
---------------------                                                      ----       ----       ----
Discount rate:
   Beginning of year..............................................        7 1/2%     7 1/4%     8 1/2%
   End of year....................................................        7 1/4      7 1/2      7 1/4
Expected return on plan assets....................................        9          9          9
Rate of increase in compensation..................................        5          5          5

=============================================================================

The Company contributed and charged to expense $263,000 in 1997, $294,000 in 1996 and $302,000 in 1995 for multi-employer pension plans. These contributions were determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Under the provisions of the Multi-Employer Pension Plan Amendments Act of 1980, if the Company should substantially or totally withdraw from a multi-employer pension fund, it would be required to continue contributions to such plan to the extent of its portion of the plan's unfunded vested liability. Management has no plans to terminate operations that would subject the Company to such liability.

The Company has a qualified salary deferral plan under Internal Revenue Code
Section 401(k). All employees of the Company who have completed one year of service and are at least age 21 are eligible to participate in this plan. Under this plan, the Company may elect to match 20% of the first 3% of employee contributions per participant. These matching contributions vest immediately. The charges to operations for matching contributions to the plan were $351,000 in 1997, $366,000 in 1996 and $364,000 in 1995.

FINANCING

The Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. Loans under the facility bear interest at either or both of two variable interest rate alternatives as chosen by the Company. One of the interest rates may decrease if the Company meets specified performance measures, which were not met in 1997. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for loans.

Borrowings under the Revolving Credit facility mature on March 24, 2000, with automatic one year renewals on such maturity date, unless the facility is terminated by notice from any party to the others at least 90 days before the facility would otherwise terminate. The Company may also terminate the facility early upon 90 days notice if it pays a termination fee equal to one-half of one percent a year (for what would have been the remaining term of the facility) of the average daily balance of loans and letters of credit under the facility since its inception. The facility carries a line of credit fee equal to one-quarter of one percent a year of the excess of the aggregate commitments under the facility (currently $80,000,000) over the amount of loans and letters of credit outstanding and an agent's fee of $45,000 a year. Borrowings under the facility are guaranteed by the Company's subsidiaries and secured by accounts receivable, inventory and related intangible assets and proceeds thereof of the Company and its subsidiaries.

Revolving Credit line borrowings and interest rates for the past three years were as follows:

(in thousands)                                                           1997      1996       1995
--------------                                                           ----      ----       ----
Maximum amount outstanding........................................     $54,899   $43,500    $30,300
Daily weighted average amount outstanding.........................      43,277    27,707      8,776
Daily weighted average interest rate..............................         8.3%      7.5%       7.0%


At year-end, long-term debt, less current maturities, consisted of the following:

                                                                        January   January    January
(in thousands)                                                            1998      1997       1996
--------------                                                          -------   -------    -------
6 3/4% Convertible Subordinated Debentures due 2011...............    $ 29,325   $ 31,050  $ 32,775
Mortgage notes and collateral trust bonds due through 2013,
   at rates from 6.44% to 8.45%...................................      30,582     37,827    39,328
Term loan, at a fixed rate of 7.99%...............................        --       20,000    20,000
Industrial development revenue bond obligations,
   due through 2015, at variable rates below prime................       8,868      9,126     9,380
Notes under Revolving Credit line, at a blended rate below prime..      35,032     31,500    17,200
                                                                      --------   --------  --------
                                                                       103,807    129,503   118,683
Capital lease obligations.........................................         331        644     1,044
                                                                      --------   --------  --------
                                                                      $104,138   $130,147  $119,727
                                                                      ========   ========  ========

The 6 3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable at the option of the Company at par. Mandatory annual sinking fund payments of $1,725,000 are required each December 15. At January 31, 1998, 950,000 shares of authorized common stock were reserved for conversion.

The Company's current loan agreements include, among other things, covenants requiring minimum working capital and minimum net worth, and restricting capital expenditures, capital stock redemptions and dividend payments. The Revolving Credit Agreement limits cash dividends to 50.0% of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions.

Aggregate maturities of long-term debt for the next five years are as follows:

                                                                          Capital
                                                               Long-Term  Lease
(in thousands)                                                     Debt   Obligations(1)    Total
--------------                                                     ----   --------------    -----
1998......................................................     $ 3,714     $ 258          $ 3,972
1999......................................................       3,972       186            4,158
2000......................................................      39,122        66           39,188
2001......................................................      12,838        72           12,910
2002......................................................       3,549         7            3,556

(1) Excluding imputed interest.

=============================================================================

Based on the quoted market price of the 6 3/4% Convertible Subordinated Debentures due 2011 and on the current rates offered to the Company for other long-term debt of similar remaining maturities, the estimated fair value of total long-term debt, excluding capital lease obligations, was less than the carrying value by approximately $6,500,000 at January 31, 1998, $8,100,000 at January 25, 1997 and $9,971,000 at January 27, 1996.


ACCRUED EXPENSES

Accrued expenses at year-end were as follows:

                                                                        January   January    January
(in thousands)                                                            1998      1997       1996
--------------                                                            ----      ----       ----
Wages and vacation pay............................................      $ 7,158   $ 7,804    $ 7,293
Pension...........................................................          --        181      1,424
Taxes other than income taxes.....................................        1,431     1,844      1,781
Interest..........................................................          877     1,048        982
Other.............................................................        4,390     6,628      3,132
                                                                        -------   -------    -------
                                                                        $13,856   $17,505    $14,612
                                                                        =======   =======    =======

STOCK OPTIONS

At January 31, 1998, 5,000 shares of Jacobson Stores Inc. common stock were reserved for issuance under a stock option plan adopted in 1983. No more options may be granted under this plan. At January 31, 1998, 615,750 shares of Jacobson Stores Inc. common stock were reserved for issuance under a plan adopted in 1994 and options for an additional 284,250 shares were available for grant to directors and employees.

The Company follows the disclosure requirements of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation", but continues to account for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined in accordance with SFAS No. 123, in 1997 the Company's net earnings and earnings per common share would have been $501,000 ($0.09 per share). Under SFAS No. 123, the Company's net loss and loss per common share in 1996 and 1995 would have been $12,036,000 ($2.08 per share) and $4,306,000
($0.75 per share), respectively.

Option activity for the past three years was as follows:

                                                    Number     Weighted Average
                                                   of Shares     Option Price
                                                   ---------     ------------
Options outstanding at January 28, 1995 (including
   exercisable options for 108,850 shares) .......   140,600     $ 14.40

Activity during 1995:
   Granted .......................................   204,500        9.63
   Expired .......................................    13,750       17.83
                                                     -------

Options outstanding at January 27, 1996 (including
   exercisable options for 108,663 shares) .......   331,350       11.31

Activity during 1996:
   Granted .......................................   186,500        8.84
   Expired .......................................   122,250       10.70
                                                     -------

Options outstanding at January 25, 1997 (including
   exercisable options for 239,350 shares) .......   395,600       10.33

Activity during 1997:
   Granted .......................................   357,000        8.93
   Expired .......................................   131,850       12.33
                                                     -------

Options outstanding at January 31, 1998 (including
   exercisable options for 304,313 shares) .......   620,750     $  9.14
                                                     =======      ======

=============================================================================

The weighted average fair value of options granted in 1997, 1996 and 1995 totalled $6.18, $5.27 and $5.75, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in valuing the option grants for 1997, 1996 and 1995, respectively, were expected life, 9.94, 9.89 and 9.85 years; interest rate, 6.73%, 6.35% and 6.46%; and volatility (the measure by which the stock price has fluctuated or will be expected to fluctuate during the period), 37.07%, 34.87% and 34.67%.

At January 31, 1998, 396,000 of the outstanding options have exercise prices that range between $7.25-$9.13, with a weighted average exercise price of $8.43. Of these options, 243,500 options are exercisable, with a weighted average exercise price of $8.41 and a weighted average contractual maturity of 8.9 years. The remaining 224,750 outstanding options have exercise prices that range between $9.63-$14.38, with a weighted average exercise price of $10.39. Of these options, 60,813 options are exercisable, with a weighted average exercise price of $11.45 and a weighted average contractual maturity of 5.2 years.

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


EARNINGS PER SHARE

Basic earnings per common share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. Earnings per common share are calculated as follows:



(dollars and shares in thousands)                                1997      1996        1995
---------------------------------                                ----      ----        ----

Earnings (loss) available to common shareholders ...........   $ 1,214   $(11,462)   $(4,206)
                                                               =======   ========    =======

Weighted average common shares outstanding .................     5,779      5,779      5,779
Dilutive stock options .....................................        44       --         --
                                                               -------   --------    -------

  Shares used to calculate diluted earnings per common share     5,823      5,779      5,779
                                                               =======   ========    =======

Earnings (loss) per common share:
  Basic ....................................................   $   .21   $  (1.98)   $  (.73)
  Diluted ..................................................       .21      (1.98)      (.73)
                                                               =======   ========    =======

=============================================================================

Potential common shares attributable to stock options or assumed conversion of debentures are reported in the above table only if dilutive. Potential shares represented by anti-dilutive stock options totalled 165,000, 232,000 and 218,000 in 1997, 1996 and 1995, respectively.

The Company's 6 3/4% Convertible Subordinated Debentures due 2011 represent potential common shares for computation of diluted earnings per share, but are anti-dilutive for 1997, 1996 and 1995. Assumed conversion of the debentures would have added 972,000, 1,042,000 and 1,056,000 to shares used to calculate diluted earnings per share in 1997, 1996 and 1995, respectively.

CONDENSED BALANCE SHEETS

Condensed balance sheets of Jacobson Stores Realty Company, Jacobson Credit Corp. and merchandising operations are shown below:


                                                                       January   January    January
(in thousands)                                                           1998      1997       1996
--------------                                                           ----      ----       ----
JACOBSON STORES REALTY COMPANY
Current assets....................................................    $    182   $    189  $    269
Advances to Jacobson Stores Inc...................................      26,141     25,589    23,460
Property and equipment, net.......................................      46,933     51,458    55,196
Investments and other assets......................................       2,461      2,633     2,760
                                                                       -------   --------   -------
      Assets......................................................    $ 75,717   $ 79,869  $ 81,685
                                                                       =======   ========   =======

Current liabilities...............................................    $  3,929   $  2,932  $  3,186
Long-term debt....................................................      38,571     45,746    47,500
Other liabilities.................................................       1,891      2,299     2,559
Equity of Jacobson Stores Inc.....................................      31,326     28,892    28,440
                                                                       -------   --------   -------
      Liabilities and Equity......................................    $ 75,717   $ 79,869  $ 81,685
                                                                       =======   ========   =======



JACOBSON  CREDIT CORP.

Current assets....................................................    $   --     $  --     $      4
Advances to Jacobson Stores Inc...................................       8,524      8,524     8,615
                                                                       -------   --------   -------
      Assets......................................................    $  8,524   $  8,524  $  8,619
                                                                       =======   ========   =======

Current liabilities...............................................    $   --     $   --    $     95
Equity of Jacobson Stores Inc.....................................       8,524      8,524     8,524
                                                                       -------   --------   -------
      Liabilities and Equity......................................    $  8,524   $  8,524  $  8,619
                                                                       =======   ========   =======



JACOBSON STORES INC. (merchandising operations)
Current assets....................................................    $130,235   $149,950  $145,481
Property and equipment, net.......................................      36,774     38,344    41,402
Investments and other assets......................................      21,278     22,094    21,785
                                                                       -------   --------   -------
      Assets......................................................    $188,287   $210,388  $208,668
                                                                      ========   ========  ========

Current liabilities...............................................    $ 47,673   $ 50,729  $ 47,381
Long-term debt....................................................      65,567     84,401    72,227
Other liabilities.................................................       8,931      8,474    10,229
Advances from subsidiaries........................................      34,665     34,113    32,075
Shareholders' equity..............................................      31,451     32,671    46,756
                                                                       -------   --------   -------
      Liabilities and Equity......................................    $188,287   $210,388  $208,668
                                                                      ========   ========  ========


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   BASIS OF REPORTING. Jacobson Stores Inc. operates specialty department stores in 24 cities in Michigan, Indiana, Kansas, Kentucky, Ohio and Florida. The consolidated financial statements include the accounts of the Company and two wholly-owned subsidiaries, Jacobson Stores Realty Company and Jacobson Credit Corp. All significant inter-company transactions and balances have been eliminated.

   FISCAL YEAR. The Company's fiscal year ends on the last Saturday in January. Fiscal year 1997 consisted of 53 weeks and ended January 31, 1998. Fiscal years 1996 and 1995 consisted of 52 weeks and ended January 25, 1997 and January 27, 1996, respectively.

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

   PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Major replacements and improve-ments are charged to the property and equipment accounts. Maintenance, repairs and minor replacements are charged to expense as incurred. When assets are sold, retired, or fully depreciated, their cost and related accumulated depreciation and amortization are removed from the property and equipment accounts, and any gain or loss is reflected in the consolidated statements of earnings.

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

   INCOME TAXES. Deferred income taxes result from differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements (temporary differences) and are adjusted for changes in tax laws and rates.

   EARNINGS PER SHARE. Effective in 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to potential common shares represented by stock options and the Company's 6 3/4% Convertible Subordinated Debentures due 2011, except if anti-dilutive. If dilutive, the debentures would be converted to common stock in the computation of diluted earnings per share with a corresponding increase in net earnings to reflect reduction in related interest expense, net of income taxes. The calculations of earnings per share under the provisions of SFAS No. 128 did not change previously reported annual earnings (loss) per share for prior years.

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

   RECLASSIFICATIONS. Certain amounts in prior year financial statements have been reclassified to conform to the 1997 presentation. None of these reclassifications affected net earnings.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                      QUARTERLY INFORMATION (unaudited)


OPERATING RESULTS
The unaudited quarterly operating results shown below were prepared using the same accounting policies that are applied to the annual data.


                                                                 Quarter
                                                 --------------------------------------------
(in thousands, except per share data)            First      Second        Third        Fourth
-------------------------------------            -----      ------        -----        ------

1997
----

Net sales ..................................   $ 111,908   $  95,938    $  94,715    $ 144,910
Cost of merchandise sold, buying and
  occupancy expenses .......................      72,314      72,381       59,587       96,636
Selling, general and administrative expenses      33,800      30,561       34,421       40,015
Interest expense, net ......................       2,448       2,289        2,148        2,293
Store closing costs (credit) ...............        --          (340)        --           --
Gain on sale of property ...................        --          --           --         (2,987)
Earnings (loss) before income taxes ........       3,346      (8,953)      (1,441)       8,953
Net earnings (loss) ........................       2,175      (5,819)        (937)       5,795
Earnings (loss) per common share:
  Basic ....................................   $     .38   $   (1.00)   $    (.16)   $    1.00
  Diluted ..................................         .38       (1.00)        (.16)         .98


1996

Net sales ..................................   $ 106,525   $  93,990    $  90,778    $ 141,176
Cost of merchandise sold, buying and
  occupancy expenses .......................      68,260      69,258       59,410       96,898
Selling, general and administrative expenses      34,436      31,586       33,355       42,971
Interest expense, net ......................       2,272       2,272        2,262        2,578
Store closing costs ........................        --          --           --          4,200
Earnings (loss) before income taxes ........       1,557      (9,126)      (4,249)      (5,471)
Net earnings (loss) ........................       1,012      (5,931)      (2,763)      (3,780)
Earnings (loss) per common share:
  Basic ....................................   $     .18   $   (1.02)   $    (.48)   $    (.65)
  Diluted ..................................         .18       (1.02)        (.48)        (.65)


1995

Net sales ..................................   $ 100,298   $  93,099    $  87,802    $ 133,068
Cost of merchandise sold, buying and
  occupancy expenses .......................      64,826      67,438       57,316       89,913
Selling, general and administrative expenses      33,000      31,665       32,884       36,023
Interest expense, net ......................       2,208       2,182        2,136        2,282
Gain on sale of property ...................        --          --         (1,065)        --
Earnings (loss) before income taxes ........         264      (8,186)      (3,469)       4,850
Net earnings (loss) ........................         172      (5,321)      (2,255)       3,198
Earnings (loss) per common share:
  Basic ....................................   $     .03   $    (.92)   $    (.39)   $     .55
  Diluted ..................................         .03        (.92)        (.39)         .55


=============================================================================

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


                             As Reported                   As Reallocated
                      ----------------------          -----------------------
        Quarter       1997      1996     1995          1997     1996     1995
        -------       ----      ----     ----          ----     ----     ----
         1st         $.04      $.06     $.06          $.04     $.01     $.04
         2nd          .03       .01      .05           .04      .01      .03
         3rd          .03       .03      .05           .04     -         .03
         4th          .08      (.07)    (.01)          .06      .01      .05
                     ----      ----     ----          ----     ----     ----
                     $.18      $.03     $.15          $.18     $.03     $.15
                     ====      ====     ====          ====     ====     ====

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



   To Jacobson Stores Inc.:

   We have audited the accompanying consolidated balance sheets of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of January 31, 1998, January 25, 1997 and January 27, 1996 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Stores Inc. and subsidiaries as of January 31, 1998, January 25, 1997 and January 27, 1996 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.






                                                   /s/  ARTHUR ANDERSEN LLP
                                                   ------------------------
   Detroit, Michigan
   March 6, 1998



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                               JANUARY 31, 1998
                               ----------------
                                (in thousands)



Column A                                    Column B      Column C       Column D       Column E

                                                                         Amounts
                                                           Charged       Deductions
                                             Balance      (Credited)     For             Balance
                                            Beginning to   Costs &       Amounts         End of
                   Description              of Period      Expenses      Paid            Period
                   -----------              ---------      --------      ----            ------
52 WEEKS ENDED JANUARY 25, 1997:
Store Closing Costs -
    Severance and related benefits           $   --         $   900        $   --         $   900
    Reserve to state property and
       equipment at estimated fair value         --           2,350            --           2,350
    Expense to hold closed facilities
       pending disposition                       --             950            --             950
                                             --------       -------        -------        -------

                                             $   --         $ 4,200        $   --         $ 4,200
                                             ========       =======        =======        =======


53 WEEKS ENDED JANUARY 31, 1998:

Store Closing Costs -
    Severance and related benefits           $    900       $  (200)       $  (700)       $  --
    Reserve to state property and
       equipment at estimated fair value        2,350          (140)           --           2,210
    Expense to hold closed facilities
       pending disposition                        950          --             (537)           413
                                             --------       -------        -------        -------

                                             $  4,200       $  (340)       $(1,237)       $ 2,623
                                             ========       =======        =======        =======

                                   EXHIBITS
                                   --------


             EXHIBITS
             --------

             10(a)* Employment Agreement, dated as of April 15, 1998, between Jacobson Stores Inc. and P. Gerald Mills.

             10(b)* Employment Agreement, dated as of April 15, 1998, between Jacobson Stores Inc. and Paul W. Gilbert.

             10(c)* Employment Agreement, dated as of April 15, 1998, between Jacobson Stores Inc. and James A. Rodefeld.

             10(d)* Executive Employment Agreement, dated as of April 15, 1998, between Jacobson Stores Inc. and Herman J. Heinle.

             10(e)* Executive Employment Agreement, dated as of April 15, 1998, between Jacobson Stores Inc. and Theodore R. Kolman.

             10(f)* Jacobson Stores Inc. Deferred Compensation Plan, as amended and restated March 26, 1998.

             10(g)* Jacobson Stores Inc. Management Incentive Plan, dated March 26, 1998.

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

3(ii)       By-laws, Jacobson Stores Inc., as               Exhibit 3(ii) to Form 10-Q,
            amended November 20, 1997.                      Quarter Ended October 25, 1997.




Current                                                     Identification of
Exhibit     Description of Exhibit                          Prior Filing
-------     ----------------------                          -----------------
4(a)        Revolving Credit Agreement, dated as of         Exhibit 4(c) to Form 10-K,
            March 24, 1997, between Jacobson Stores         Year Ended January 25, 1997.
            Inc. and The CIT Group/Business Credit,
            as agent.

4(b)        Election under Section 780, Michigan            Exhibit 28 to Form 10-Q,
            Business Corporation Act.                       Quarter Ended October 27, 1984.

4(c)        Indenture dated as of December 15, 1986         File #33-10532:
            between Jacobson Stores Inc. and                Exhibit 4(a) to Form S-2
            National Bank of Detroit, as Trustee.           (Amendment No.1), filed
                                                            December 12, 1986.

4(d)        Rights Agreement dated as of October 4,         Exhibit I to Form 8-A and
            1988 between Jacobson Stores Inc. and           Exhibit 4 to Form 8-K,
            Manufacturers National Bank of Detroit,         October 7, 1988; Exhibit I to
            as Rights Agent; Change of Rights               Amendment No. 1 to Form 8-A,
            Agent, Effective June 1, 1989; Change           May 16, 1989; Exhibit 1 to
            of Right Agent, Effective May 31, 1994.         Amendment No. 2 to Form 8-A,
                                                            June 9, 1994.

10(h)*      Release and Settlement Agreement effective      Exhibit 10(a) to Form 10-Q,
            May 25, 1997, between Jacobson Stores Inc.      Quarter Ended July 26, 1997.
            and Joseph H. Fisher.

10(i)*      Release and Waiver Agreement dated              Exhibit 10(a) to Form 10-Q,
            October 7, 1997, between Jacobson               Quarter Ended October 25, 1997.
            Stores Inc. and Robert L. Moles.

10(j)*      Split Dollar Agreement, dated January 31,       Exhibit 10(k) to Form 10-K
            1992, between Jacobson Stores Inc. and          Year Ended January 27, 1996.
            Paul W. Gilbert.

10(k)*      Jacobson's Stock Option Plan of 1983,           Exhibit 19 to Form 10-Q,
            as amended and restated, effective              Quarter Ended October 26, 1991.
            May 28, 1987, and as further amended
            May 24, 1990 and August 22, 1991.

10(l)*      Jacobson Stock Option Plan of 1994.             Exhibit A to Proxy Statement
                                                            in connection with the Annual
                                                            Meeting of Shareholders held
                                                            on May 26, 1994.




Current                                                     Identification of
Exhibit     Description of Exhibit                          Prior Filing
-------     ----------------------                          -----------------
10(m)*      First Amendment to Jacobson Stock               Exhibit 10(m) to Form 10-K,
            Option Plan of 1994.                            Year Ended January 27, 1996.

10(n)*      Second Amendment to Jacobson Stock              Exhibit 10(b) to Form 10-Q,
            Option Plan of 1994.                            Quarter Ended July 26, 1997.

10(o)*      Third Amendment to Jacobson Stock               Exhibit A to Proxy Statement
            Option Plan of 1994                             dated April 10, 1998 for 1998
                                                            Annual Meeting.

10(p)*      1997 Management Incentive Plan                  Exhibit 10(c) to Form 10-Q,
                                                            Quarter Ended July 26, 1997.

10(q)*      Severance Agreement dated as of                 Exhibit 10(b) to Form 10-K,
            October 31, 1996, between Jacobson              Year Ended January 25, 1997.
            Stores Inc. and Mark K. Rosenfeld

10(r)*      Amendment to Severance Agreement dated          Exhibit 10(c) to Form 10-K,
            as of December 12, 1996, between Jacobson       Year Ended January 25, 1997.
            Stores Inc. and Mark K. Rosenfeld

21          Schedule of Subsidiaries                        Exhibit 21 to Form 10-K, Year
                                                            Ended January 27, 1996.