Form 10-Q
period 1998-05-02
JACOBSON STORES INC
filed 1998-06-15
CIK 53025

FORM 10-Q


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended May 2, 1998

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

                         Common Stock ($1 Par Value):
              5,779,646-2/3 Shares outstanding as of May 2, 1998

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                  FORM 10-Q

                        For Quarter Ended May 2, 1998


                                    INDEX


                                                                         Page
PART I:    FINANCIAL INFORMATION

    Item 1.  Financial Statements

      . Consolidated Balance Sheets - May 2, 1998 and
        January 31, 1998                                                    1

      . Consolidated Statements of Earnings - Thirteen Week Periods
        Ended May 2, 1998 and April 26, 1997                                2

      . Consolidated Statements of Cash Flows - Thirteen Week
        Periods Ended May 2, 1998 and April 26, 1997                        3

      . Notes to Consolidated Financial Statements                          4

      Review by Independent Public Accountants                              7

      Exhibit:

      . Report of Independent Public Accountants                            8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk    13

PART II:   OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                              13

        All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                 14

INDEX OF EXHIBITS



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)

                                                       May 2,      January 31,
                                                        1998           1998
                                                       ------      -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $   6,373       $   3,883
   Receivables from customers, net                    32,214          34,124
   Merchandise inventories                            90,357          86,075
   Prepaid expenses and other assets                   1,250           1,333
   Deferred taxes                                      3,696           3,696
                                                   ---------       ---------

           Total current assets                      133,890         129,111
                                                   ---------       ---------
PROPERTY AND EQUIPMENT, NET                           84,803          83,707
                                                   ---------       ---------
OTHER ASSETS                                          20,536          20,461
                                                   ---------       ---------
                                                   $ 239,229       $ 233,279
                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt               $   3,860       $   3,972
   Accounts payable                                   30,883          32,108
   Accrued expenses                                   15,746          13,856
   Accrued income taxes                                1,334             360
                                                   ---------       ---------
           Total current liabilities                  51,823          50,296
                                                   ---------       ---------
LONG-TERM DEBT                                       106,226         104,138
                                                   ---------       ---------
DEFERRED TAXES                                         5,236           5,262
                                                   ---------       ---------
OTHER LIABILITIES                                      4,198           4,382
                                                   ---------       ---------
SHAREHOLDERS' EQUITY:
   Common stock                                        5,967           5,966
   Paid-in surplus                                     7,111           7,109
   Retained earnings                                  59,067          56,525
   Treasury stock                                       (399)           (399)
                                                   ---------       ---------
                                                      71,746          69,201
                                                   ---------       ---------
                                                   $ 239,229       $ 233,279
                                                   =========       =========

       The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per share data)
                                 (unaudited)


                                                          Thirteen Weeks Ended
                                                          --------------------
                                                           May 2,    April 26,
                                                            1998        1997
                                                           ------    ---------
NET SALES                                                $114,825    $111,908
                                                         --------    --------
COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
       occupancy expenses                                  72,762      72,314
   Selling, general and administrative expenses            36,204      33,800
   Interest expense, net                                    1,948       2,448
                                                         --------    --------

             Total costs and expenses                     110,914     108,562
                                                         --------    --------

EARNINGS BEFORE INCOME TAXES                                3,911       3,346

PROVISION FOR INCOME TAXES                                  1,369       1,171
                                                         --------    --------

NET EARNINGS                                             $  2,542    $  2,175
                                                         ========    ========



EARNINGS PER COMMON SHARE:
   Basic                                                 $   0.44    $   0.38
   Diluted                                                   0.42        0.38
                                                         ========    ========

       The accompanying notes are an integral part of these statements.

[CAPTION]


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                       Thirteen Weeks Ended
                                                                       --------------------
                                                                        May 2,   April 26,
                                                                        1998       1997
                                                                        ------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                     $  2,542    $  2,175
   Adjustments to reconcile net earnings to cash
   provided by operating activities:
      Depreciation and amortization                                    2,120       2,344
      Deferred taxes                                                     (26)      1,201
      Other liabilities                                                 (184)        215

      Change in:
         Receivables from customers, net                               1,910       5,925
         Merchandise inventories                                      (4,282)     (1,487)
         Prepaid expenses and other assets                                83         644
         Accounts payable and accrued expenses                           665      (8,883)
         Current income taxes                                            974        --
                                                                    --------    --------

              Net cash provided by operating activities                3,802       2,134
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                (3,216)       (119)
   Other non-current assets                                              (75)       (257)
                                                                    --------    --------

              Net cash used in investing activities                   (3,291)       (376)
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                         2,596      49,500
   Reduction of long-term debt                                          (620)    (52,018)
   Proceeds of exercise of stock options                                   3        --
                                                                    --------    --------

              Net cash provided by (used in)
               financing activities                                    1,979     (2,518)
                                                                    --------    --------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                            2,490        (760)

   Cash and cash equivalents, beginning of period                      3,883       4,871
                                                                    --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  6,373    $  4,111
                                                                    ========    ========


       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                        For Quarter Ended May 2, 1998


        The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. Except as described under the caption "Store Closing Costs", all adjustments are of a normal and recurring nature.

        Because of the nature of the specialty department store business, the results for the thirteen week periods ended May 2, 1998 and April 26, 1997 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

  (1)   STORE CLOSING COSTS

        In March 1997, the Company closed underperforming stores in Jackson, Kalamazoo and Dearborn, Michigan. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to effect the closings and to state property and equipment at estimated fair value. For the thirteen weeks ended May 2, 1998, store closing reserve activity was as follows:

                           (in thousands)
                           --------------
                           Reserve at January 31, 1998         $  2,623
                           Payments against reserve                 147
                           Charges (credits) against reserve        --

                           Reserve at May 2, 1998              $  2,476
                                                               ========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                        For Quarter Ended May 2, 1998


        At May 2, 1998, $2,210,000 of the store closing reserve is attributable to property and equipment and is reflected as a reduction of property and equipment on the consolidated balance sheets. The balance of the store closing reserve is included in accrued expenses and represents estimated expense to hold closed facilities pending disposition.

  (2)   EARNINGS PER SHARE

        Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to potential common shares represented by stock options and the Company's 6-3/4% Convertible Subordinated Debentures due 2011, except if anti-dilutive. Earnings per common share are calculated as follows:

          (dollars and shares in thousands)                 1998      1997
          -------------------------------------------     -------   -------
          Earnings available to common shareholders       $ 2,542    $ 2,175
                                                          =======    =======

          Weighted average common shares outstanding        5,779      5,779
          Dilutive stock options                              204        -
                                                          -------    -------

              Shares used to calculate diluted
                 earnings per common share                  5,983      5,779
                                                          =======    =======

          Earnings per common share:
              Basic                                         $ .44      $ .38
              Diluted                                         .42        .38
                                                            =====      =====


  (3)   CUSTOMER CREDIT AND RECEIVABLES

        Receivables from customers were as follows:

                                                          May 2,  January 31,
              (in thousands)                               1998       1998
              -----------------------------------       --------  -----------
              Receivables from customers                 $ 32,961   $ 34,761
              Less reserve for doubtful accounts              747        637
                                                         --------   --------

                                                         $ 32,214   $ 34,124
                                                         ========   ========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                        For Quarter Ended May 2, 1998


   (4)  MERCHANDISE INVENTORIES

        Merchandise inventories were as follows:

                                                      May 2,      January 31,
             (in thousands)                           1998            1998
             -----------------------------------      -------     -----------
             Inventories at first-in, first out
                 (FIFO) cost                         $ 109,319     $ 104,708
             Less LIFO reserves                         18,962        18,633
                                                     ---------     ---------
                                                     $  90,357     $  86,075
                                                     =========     =========

  (5)   PROPERTY AND EQUIPMENT

        Property and equipment are set forth below:

                                                   May 2,    January 31,
             (in thousands)                        1998         1998
           ----------------------------           ---------    ---------
           Property and equipment                $ 175,024     $ 171,808
           Less accumulated depreciation
               and amortization                     90,221        88,101
                                                 ---------     ---------
                                                 $  84,803     $  83,707
                                                 =========     =========

  (6)   STOCK OPTIONS

        Subsequent to the close of the quarter covered by this report, at their Annual Meeting on May 28, 1998, the Company's shareholders approved an amendment to the Jacobson Stock Option Plan of 1994 which increased the available shares under the plan to 1,400,000 shares.

  (7)   SUPPLEMENTARY CASH FLOW INFORMATION

        The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

        Interest paid (net of interest capitalized) totalled $1,483,000 and $2,020,000 in the thirteen week periods ended May 2, 1998 and April 26, 1997, respectively. The Company paid income taxes totalling $423,000 in the thirteen week period ended May 2, 1998, and received income tax refunds of $30,000 in the thirteen week period ended April 26, 1997.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                        For Quarter Ended May 2, 1998


        REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

        Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirteen week period ended May 2, 1998. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                                                      EXHIBIT
                             ARTHUR ANDERSEN LLP


                   Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of May 2, 1998 and the related condensed consolidated statements of earnings and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Jacobson Stores Inc. and subsidiaries as of January 31, 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated March 6, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                   /s/  ARTHUR ANDERSEN LLP

Detroit, Michigan
May 15, 1998

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                        For Quarter Ended May 2, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The registrant, Jacobson Stores Inc., a Michigan corporation and successor to a business founded in 1868, offers distinctive apparel and accessories for women, men and children, as well as decorative accents for the home. The Company operates 24 specialty stores in Michigan, Indiana, Kansas, Kentucky, Ohio and Florida, catering to discerning customers with preferences for quality merchandise and personalized service provided by knowledgeable sales associates.

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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED TO THIRTEEN WEEKS ENDED APRIL 26, 1997

     Sales for the quarter ended May 2, 1998, totalled $114,825,000, an increase of 2.6% from 1997. Sales from comparable stores (excluding four stores closed in 1997) increased 9.3%. By region, Midwest sales increased 0.9% (12.5% increase in comparable stores) and Florida sales increased 5.1%. In 1998, the Company expects an increase in the sales volume of its current stores sufficient to offset the sales of the four stores closed during 1997 and the impact of the extra week in fiscal 1997.

     The Company's gross profit percentage increased to 36.6% for the thirteen weeks this year from 35.4% in 1997, reflecting principally lower markdowns and lower estimated shrink reserves.

     Selling, general and administrative expenses, expressed as a percentage of sales, increased to 31.5% in the quarter from 30.2% one year ago. The increase is due primarily to higher sales promotion expense.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                        For Quarter Ended May 2, 1998


     Interest expense, expressed as a percentage of sales, decreased to 1.7% for the quarter from 2.2% one year ago, primarily due to lower borrowings under the revolving credit facility and other long-term debt.

     1998 net earnings for the thirteen weeks totalled $2,542,000, or 44 cents per common share, compared to $2,175,000, or 38 cents per common share last year. As a percent of sales, net earnings were 2.2% in 1998 compared to 1.9% in 1997.

     Store closing promotions conducted at the three stores closed in March 1997 increased net earnings for the quarter last year by $788,000, or 14 cents per share.


b.   LIQUIDITY AND CAPITAL RESOURCES

     At May 2, 1998, the Company's current ratio was 2.58 to 1 and working capital totalled $82,067,000, including $6,373,000 of cash and cash equivalents. At January 31, 1998, the current ratio was 2.57 to 1 and working capital totalled $78,815,000, including $3,883,000 of cash and cash equivalents.

     The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. As of May 2, 1998, the Company had borrowed $37,609,000 under this facility and had $42,391,000 of borrowing availability. For the quarter ended May 2, 1998, the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 8.2%.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                        For Quarter Ended May 2, 1998


 c.  CASH FLOWS

     Cash and cash equivalents increased $2,490,000 in the thirteen weeks ended May 2, 1998, compared to a decrease of $760,000 in the thirteen weeks ended April 26, 1997. Cash flows are impacted by operating, investing and financing activities. In the thirteen weeks this year, cash provided by operating activities totaled $3,802,000, compared to $2,134,000 in 1997. Net operating cash inflows in the 1998 period resulted primarily from earnings before non-cash charges and collection of receivables from customers, partially offset by seasonal inventory increases. In the thirteen weeks last year, net operating cash inflows were attributable primarily to earnings before non-cash charges and to receivable collections and inventory sell-off in stores closed during the quarter, partially offset by paydown of store closing reserves and other payables and accruals.

     Investing activities used cash of $3,291,000 in the thirteen weeks this year compared to $376,000 used in 1997. Capital expenditures totalled $3,216,000 in the first thirteen weeks of 1998 compared to $119,000 in the comparable 1997 period.

     Financing activities provided cash of $1,979,000 in the thirteen weeks this year compared to $2,518,000 used last year. In the thirteen weeks in 1998, the Company borrowed $2,596,000 under its revolving credit facility and used $620,000 to service current maturities of long-term debt. In 1997, the Company borrowed $49,500,000 under its revolving credit facility to repay the then outstanding principal balance under its former Credit Agreement and used $2,518,000 to service current maturities of long-term debt.

     The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations and debt maturities.

d.   CORPORATE DEVELOPMENT

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

                        For Quarter Ended May 2, 1998


     In 1997, the Company sold its Store for the Home in Grosse Pointe, Michigan. The Company continues to operate the store under a short-term lease from the purchaser until July 1998, when it will consolidate operations in its existing apparel store.

     The Year 2000 issue results from early computer programming that used two digits rather than four to define the applicable year. If not corrected, this defect could, as we move to the Year 2000, result in systems failures or miscalculations leading to disruptions in a company's operation. The Company has taken actions to address this potential problem. In 1997, the Company established a task force which identified areas of concern and assigned a risk factor and priority to each area. Specific action plans have been developed to fix or replace all non-compliant software and hardware that could pose a significant risk to the Company's operations. The total amount estimated to be spent to remediate the Company's Year 2000 issues is not expected to be material to its business, operations, or financial condition.

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

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          PART II: OTHER INFORMATION

                        For Quarter Ended May 2, 1998


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10(a) Employment Agreement, dated as of June 11, 1998, between Jacobson Stores Inc. and P. Gerald Mills

            10(b) Employment Agreement, dated as of June 11, 1998, between Jacobson Stores Inc. and Paul W. Gilbert

            10(c) Employment Agreement, dated as of June 11, 1998, between Jacobson Stores Inc. and James A. Rodefeld

            15      Letter from Independent Public Accountants

            27      Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during its fiscal quarter ended May 2, 1998.

All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        For Quarter Ended May 2, 1998





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JACOBSON STORES INC.
                                        --------------------
                                                (Registrant)



Date:   June 15,      1998      BY:      /c/  P. Gerald Mills
     -----------------------          -----------------------
                                      P. GERALD MILLS
                                      Chairman of the Board, President and
                                      Chief Executive Officer



Date:    June 15,      1998     BY:      /c/  Paul W. Gilbert
     -----------------------          -----------------------
                                      PAUL W. GILBERT
                                      Vice Chairman of the Board
                                      (Principal Financial Officer)

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                              INDEX OF EXHIBITS


        10(a) Employment Agreement, dated as of June 11, 1998, between Jacobson Stores Inc. and P. Gerald Mills

        10(b) Employment Agreement, dated as of June 11, 1998, between Jacobson Stores Inc. and Paul W. Gilbert

        10(c) Employment Agreement, dated as of June 11, 1998, between Jacobson Stores Inc. and James A. Rodefeld

        15          Letter from Independent Public Accountants
        27          Financial Data Schedule


   All exhibits except as set forth above have been omitted as not applicable or not required.