Form 10-Q
period 1998-08-01
JACOBSON STORES INC
filed 1998-09-14
CIK 53025

FORM 10-Q


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended August 1, 1998

                        Commission file number 0-6319


                             JACOBSON STORES INC.
            (Exact name of registrant as specified in its charter)



                   Michigan                          38-0686330
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

                         Common Stock ($1 Par Value):
            5,785,646-2/3 Shares outstanding as of August 1, 1998

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                  FORM 10-Q

                       For Quarter Ended August 1, 1998


                                    INDEX


                                                                        Page
PART I:    FINANCIAL INFORMATION

    Item 1.  Financial Statements

       . Consolidated Balance Sheets - August 1, 1998 and
         January 31, 1998                                                  1

       . Consolidated Statements of Earnings - Thirteen and Twenty-Six
         Week Periods Ended August 1, 1998 and July 26, 1997               2

       . Consolidated Statements of Cash Flows - Twenty-
         Six Week Periods Ended August 1, 1998 and July 26, 1997           3

       . Notes to Consolidated Financial Statements                        4

       Review by Independent Public Accountants                            7

       Exhibit:

       . Report of Independent Public Accountants                          8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk   13

PART II:   OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders          14

    Item 5.  Other Information                                            15

    Item 6.  Exhibits and Reports on Form 8-K                             15

        All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                16

INDEX OF EXHIBITS



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)

                                                   August 1,     January 31,
                                                     1998            1998
                                                   ---------     -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $   3,005       $   3,883
   Receivables from customers, net                    27,544          34,124
   Merchandise inventories                            78,614          86,075
   Prepaid expenses and other assets                   1,340           1,333
   Deferred taxes                                      3,696           3,696
                                                   ---------       ---------

           Total current assets                      114,199         129,111
                                                   ---------       ---------
PROPERTY AND EQUIPMENT, NET                           84,781          83,707
                                                   ---------       ---------
OTHER ASSETS                                          20,663          20,461
                                                   ---------       ---------
                                                   $ 219,643       $ 233,279
                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt               $   3,655       $   3,972
   Accounts payable                                   29,545          32,108
   Accrued expenses                                   14,076          13,856
   Accrued income taxes                                 --               360
                                                   ---------       ---------
           Total current liabilities                  47,276          50,296
                                                   ---------       ---------
LONG-TERM DEBT                                        98,214         104,138
                                                   ---------       ---------
DEFERRED TAXES                                         3,538           5,262
                                                   ---------       ---------
OTHER LIABILITIES                                      4,183           4,382
                                                   ---------       ---------
SHAREHOLDERS' EQUITY:
   Common stock                                        5,973           5,966
   Paid-in surplus                                     7,183           7,109
   Retained earnings                                  53,675          56,525
   Treasury stock                                       (399)           (399)
                                                   ---------       ---------
                                                      66,432          69,201
                                                   ---------       ---------
                                                   $ 219,643       $ 233,279
                                                   =========       =========

       The accompanying notes are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per share data)
                                 (unaudited)



                                         Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                         ----------------------   ------------------------
                                          August 1,     July 26,     August 1,     July 26,
                                            1998         1997          1998         1997
                                          ---------     --------     ---------     --------
NET SALES                                 $  95,256    $  95,938    $ 210,081    $ 207,846
                                          ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
       occupancy expenses                    70,184       72,381      142,946      144,695
   Selling, general and administrative
       expenses                              31,390       30,561       67,594       64,361
   Interest expense, net                      1,978        2,289        3,926        4,737
   Store closing costs (credit)                --           (340)        --           (340)
                                          ---------    ---------    ---------    ---------

         Total costs and expenses           103,552      104,891      214,466      213,453
                                          ---------    ---------    ---------    ---------

EARNINGS (LOSS) BEFORE INCOME
   TAXES                                     (8,296)      (8,953)      (4,385)      (5,607)

PROVISION (CREDIT) FOR INCOME
   TAXES                                     (2,904)      (3,134)      (1,535)      (1,963)
                                          ---------    ---------    ---------    ---------


NET EARNINGS (LOSS)                       $  (5,392)   $  (5,819)   $  (2,850)   $  (3,644)
                                          =========    =========    =========    =========



EARNINGS (LOSS) PER COMMON SHARE:
   Basic and diluted                      $   (0.93)   $   (1.00)   $   (0.49)   $   (0.63)
                                          =========    =========    =========    =========


       The accompanying notes are an integral part of these statements.



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                          Twenty-Six Weeks Ended
                                                          ----------------------
                                                           August 1,      July 26,
                                                              1998          1997
                                                          -----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ (2,850)   $ (3,644)
   Adjustments to reconcile net loss to cash provided
   by operating activities:
      Depreciation and amortization                          4,228       4,685
      Deferred taxes                                        (1,724)     (1,939)
      Other liabilities                                       (199)        228

      Change in:
         Receivables from customers, net                     6,580      11,207
         Merchandise inventories                             7,461      20,643
         Prepaid expenses and other assets                      (7)        648
         Accounts payable and accrued expenses              (2,343)    (14,596)
         Current income taxes                                 (360)       --
                                                          --------    --------

              Net cash provided by operating activities     10,786      17,232
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                      (5,302)       (861)
   Other non-current assets                                   (202)        (67)
                                                          --------    --------

              Net cash used in investing activities         (5,504)       (928)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                --        49,500
   Reduction of long-term debt                              (6,241)    (67,561)
   Proceeds of exercise of stock options                        81        --
                                                          --------    --------

              Net cash used in financing activities         (6,160)    (18,061)
                                                          --------    --------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                   (878)     (1,757)

   Cash and cash equivalents, beginning of period            3,883       4,871
                                                          --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  3,005    $  3,114
                                                          ========    ========


       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended August 1, 1998




        The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

        Because of the nature of the specialty department store business, the results for the twenty-six week periods ended August 1, 1998 and July 26, 1997 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

  (1)   STORE CLOSING COSTS

        In March 1997, the Company closed under-performing stores in Jackson, Kalamazoo and Dearborn, Michigan. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to effect the closings and to state property and equipment at estimated fair value. For the twenty-six weeks ended August 1, 1998, store closing reserve activity was as follows:

                           (in thousands)
                           --------------

                           Reserve at January 31, 1998         $  2,623
                           Payments against reserve                 207
                                                               --------
                           Reserve at August 1, 1998           $  2,416
                                                               ========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended August 1, 1998



        At August 1, 1998, $2,210,000 of the store closing reserve is attributable to property and equipment and is reflected as a reduction of property and equipment on the consolidated balance sheets. The balance of the store closing reserve is included in accrued expenses and represents estimated expense to hold closed facilities pending disposition.

  (2)   EARNINGS PER SHARE

        Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to potential common shares represented by stock options and the Company's 6-3/4% Convertible Subordinated Debentures due 2011, except if anti-dilutive. Earnings per common share are calculated as follows:

                                                    Thirteen Weeks      Twenty-Six Weeks
        (dollars and shares in thousands)           1998      1997         1998      1997
        ---------------------------------------    --------------------------------------

        Net loss                                  $(5,392)   $(5,819)   $(2,850)  $(3,644)
                                                  =======    =======    =======   =======

        Weighted average common shares
            outstanding                             5,782      5,779      5,781     5,779
        Dilutive stock options                        225         18        213         5
                                                  -------    -------    -------   -------

            Shares used to calculate diluted
               loss per common share                6,007      5,797      5,994     5,784
                                                  =======    =======    =======   =======

        Loss per common share:
            Basic and diluted                      $ (.93)   $ (1.00)   $  (.49)  $ (.63)
                                                  =======    =======    =======   =======


  (3)   CUSTOMER CREDIT AND RECEIVABLES

        Receivables from customers were as follows:
                                                                    August 1,   January 31,
        (in thousands)                                                 1998         1998
        ------------------------------------                       ---------------------

        Receivables from customers                                  $  28,012    $  34,761
        Less reserve for doubtful accounts                                468          637
                                                                    ---------    ---------

                                                                    $  27,544    $  34,124
                                                                    =========    =========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                       For Quarter Ended August 1, 1998



   (4)  MERCHANDISE INVENTORIES

        Merchandise inventories were as follows:

                                                                  August 1,   January 31,
        (in thousands)                                              1998         1998
        ----------------------------------------------            -----------------------

        Inventories at first-in, first out (FIFO) cost            $ 97,855      $ 104,708
        Less LIFO reserves                                          19,241         18,633
                                                                  --------      ---------

                                                                  $ 78,614      $  86,075
                                                                  ========      =========

  (5)   PROPERTY AND EQUIPMENT

        Property and equipment are set forth below:

                                                                  August 1,   January 31,
        (in thousands)                                              1998         1998
        ----------------------------------------------           ------------------------

        Property and equipment                                   $ 177,110      $ 171,808
        Less accumulated depreciation and amortization              92,329         88,101
                                                                 ---------      ---------

                                                                 $  84,781      $  83,707
                                                                 =========      =========

  (6)   STOCK OPTIONS

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

        Interest paid (net of interest capitalized) totaled $3,959,000 and $4,945,000 in the twenty-six week periods ended August 1, 1998 and July 26, 1997, respectively. The Company paid income taxes totaling $548,000 in the twenty-six week period ended August 1, 1998, and received income tax refunds of $30,000 in the twenty-six week period ended July 26, 1997.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended August 1, 1998






  (8)   FINANCING

        In June 1998, the Company and the lender under its Revolving Credit Agreement amended the Agreement to extend the maturity date by one year to March 24, 2001. As amended, each year, beginning in 1999, the Company may request a one-year extension of the maturity date, subject to lender approval.

        REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

        Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the twenty-six week period ended August 1, 1998. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                                                      EXHIBIT

                             ARTHUR ANDERSEN LLP




                   Report of Independent Public Accountants




To Jacobson Stores Inc.:

            We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of August 1, 1998, and the related condensed consolidated statements of earnings and cash flows for the twenty-six week period then ended. These financial statements are the responsibility of the Company's management.

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

            Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

            We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Jacobson Stores Inc. and subsidiaries as of January 31, 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated March 6, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                      /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
August 14, 1998

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended August 1, 1998




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

        a. OPERATING RESULTS: THIRTEEN WEEKS ENDED AUGUST 1, 1998 COMPARED TO THIRTEEN WEEKS ENDED JULY 26, 1997

            Sales for the quarter ended August 1, 1998, totaled $95,256,000, a decrease of 0.7% from 1997. Sales from comparable stores (excluding a store closed in May 1997) increased 0.3%. By region, Midwest sales decreased 2.2% (0.8% decrease in comparable stores) and Florida sales increased 2.7%.

            The Company's gross profit percentage increased to 26.3% for the thirteen weeks this year from 24.6% in 1997, reflecting principally lower markdowns and higher markup.

            Selling, general and administrative expenses, expressed as a percentage of sales, increased to 33.0% in the quarter from 31.9% one year ago. The increase is due primarily to higher payroll and sales promotion expense, partially offset by reduced benefit expense (pension and health care).

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended August 1, 1998



            Interest expense, expressed as a percentage of sales, decreased to 2.1% for the quarter from 2.4% one year ago, primarily due to lower borrowings under the revolving credit facility.

            1998 net loss for the thirteen weeks totaled $5,392,000, or 93 cents per common share, compared to $5,819,000, or $1.00 per common share, last year. As a percent of sales, net loss was 5.7% in 1998 compared to 6.1% in 1997.

        b. OPERATING RESULTS: TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 26, 1997

            Sales for the twenty-six weeks ended August 1, 1998, totaled $210,081,000, an increase of 1.1% from 1997. Sales from comparable stores (excluding four stores closed in 1997) increased 5.0%. By region, Midwest sales decreased 0.7% (5.5% increase in comparable stores) and Florida comparable store sales increased 4.1%.

            The Company's gross profit percentage increased to 32.0% for the twenty-six weeks this year from 30.4% in 1997, reflecting principally lower markdowns and higher markup.

            Selling, general and administrative expenses, expressed as a percentage of sales, increased to 32.2% for the twenty-six weeks from 31.0% one year ago. The increase is due primarily to higher payroll and sales promotion expense, partially offset by reduced benefit expense (pension and health care).

            Interest expense, expressed as a percentage of sales, decreased to 1.9% from 2.3% in 1997, primarily due to lower borrowings under the revolving credit facility and other long-term debt.

            The Company established a $4,200,000 reserve in 1996 due to the closing of three under-performing stores in March 1997. In the twenty-six weeks ended July 26, 1997, the Company recognized a $340,000 pre-tax credit to write-off the remaining severance and benefit reserves after all payments were made and to adjust the property and equipment reserve after sale of a portion of the related property at greater than the original estimated value.

            1998 net loss for the twenty-six weeks totaled $2,850,000, or 49 cents per common share, compared to $3,644,000, or 63 cents per common share, last year. As a percent of sales, net loss was 1.4% in 1998 compared to 1.8% in 1997.

            Store closing promotions conducted at the three stores closed in March 1997 reduced the net loss for the twenty-six weeks last year by $788,000, or 14 cents per share.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended August 1, 1998



     c.     LIQUIDITY AND CAPITAL RESOURCES

            At August 1, 1998, the Company's current ratio was 2.42 to 1 and working capital totaled $66,923,000, including $3,005,000 of cash and cash equivalents. At January 31, 1998, the current ratio was
            2.57 to 1 and working capital totaled $78,815,000, including $3,883,000 of cash and cash equivalents.

            The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. As of August 1, 1998, the Company had borrowed $30,054,000 under this facility and had $49,946,000 of borrowing availability. For the twenty-six weeks ended August 1, 1998, the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 8.2%. In June 1998, the Agreement was amended to extend the maturity date by one year to March 24, 2001. As amended, each year, beginning in 1999, the Company may request a one-year extension of the maturity date, subject to lender approval.

        d.  CASH FLOWS

            Cash and cash equivalents decreased $878,000 in the twenty-six weeks ended August 1, 1998, compared to a decrease of $1,757,000 in the twenty-six weeks ended July 26, 1997. Cash flows are impacted by operating, investing and financing activities. In the twenty-six weeks this year, cash provided by operating activities totaled $10,786,000, compared to $17,232,000 in 1997, primarily due to increased July merchandise receipts this year versus reduced inventory and accounts receivables in stores closed last year. These charges were partially offset by a smaller decrease in payables this year and payments against store closing reserves in 1997.

            Investing activities used cash of $5,504,000 in the twenty-six weeks this year compared to $928,000 used in 1997. Capital expenditures totalled $5,302,000 in the first twenty-six weeks of 1998 compared to $861,000 in the comparable 1997 period.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended August 1, 1998


            Financing activities used cash of $6,160,000 in the twenty-six weeks this year compared to $18,061,000 used last year. In the twenty-six weeks in 1998, reduction of long-term debt ($6,241,000) reflects repayment of $4,978,000 under the Revolving Credit Agreement, purchase of $324,000 in principal amount of 6 3/4% Convertible Subordinated Debentures toward satisfaction of the December 1998 sinking fund requirement of $1,725,000, and scheduled debt maturities. In March 1997, the Company borrowed $49,500,000 under its current Revolving Credit Agreement to repay the then outstanding principal balance under its former Credit Agreement. Also in the twenty-six weeks in 1997, reduction of long-term debt reflects repayment of $9,823,000 under the current Revolving Credit Agreement, a $5,642,000 principal pre-payment on a mortgage obligation, purchase of $1,530,000 principal amount of 6 3/4% Convertible Subordinated Debentures toward satisfaction of the $1,725,000 annual sinking fund payment due in December 1997, and scheduled debt maturities.

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

            In 1997, the Company sold its Store for the Home in Grosse Pointe, Michigan. In July 1998, the Company consolidated operations in its existing Grosse Pointe apparel store.

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

                       For Quarter Ended August 1, 1998




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

                       For Quarter Ended August 1, 1998




ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Shareholders of the Company was held on May 28, 1998. At the Annual Meeting, Kathleen M. Lewis, Michael T. Monahan, Richard Z. Rosenfeld and James L. Wolohan were elected as Directors to serve until the 2001 Annual Meeting of Shareholders and until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

                                                     Votes
                                            -----------------------
                                                          Authority
                        Name                  For          Withheld
                 ------------------         ---------     ---------

                  Kathleen M. Lewis         4,924,232       407,872
                  Michael T. Monahan        4,923,819       408,285
                  Richard Z. Rosenfeld      4,920,124       411,980
                  James L. Wolohan          4,924,176       407,928

            There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

            In addition, at the Annual Meeting, the shareholders voted to amend the Jacobson Stock Option Plan of 1994 to increase the number of shares of Common Stock eligible for issuance on exercise of options to 1,400,000 shares. The following table shows the number of votes for and against the proposal and the number of votes abstaining with respect to the proposal:

                             For       Against     Abstain
                        ---------      -------     -------
                         3,980,288      651,028     18,960

            There were broker non-votes representing 681,828 common shares in connection with the amendment of the option plan at the Annual Meeting.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART II: OTHER INFORMATION

                       For Quarter Ended August 1, 1998


            In addition, at the Annual Meeting, the shareholders voted to appoint Arthur Andersen LLP, independent certified public accountants, as auditors for the fiscal year ending January 30, 1999. The following table shows the number of votes for and against the proposal and the number of votes abstaining with respect to the proposal:

                                 For       Against     Abstain
                           ---------       -------     -------

                            5,318,459       10,852       2,793

            There were no broker non-votes in connection with the appointment of the Company's auditors at the Annual Meeting.

ITEM 5.     OTHER INFORMATION

            The company must receive notice of any proposals of shareholders that are intended to be presented at the Company's 1999 Annual Meeting of Shareholders, but that are not intended to be considered for inclusion in the Company's Proxy Statement and Proxy related to that meeting, no later than February 24, 1999 to be considered timely. Such proposals should be addressed to Secretary, Jacobson Stores Inc., 3333 Sargent Road, Jackson, Michigan 49201-8847 by certified mail, return receipt requested. If the Company does not have notice of the matter by that date, the Company's form of proxy in connection with that meeting may confer discretionary authority to vote on that matter, and the persons named in the Company's form of proxy will vote the shares represented by such proxies in accordance with their best judgment.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

             4   Amendment to Revolving Credit Agreement, dated June 8, 1998
            10   Release and Waiver Agreement dated May 26, 1998 between
                 Jacobson Stores Inc. and Herman J. Heinle
            15   Letter from Independent Public Accountants
            27   Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during its fiscal quarter ended August 1, 1998.

All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       For Quarter Ended August 1, 1998



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



Date:     September 11   ,  1998       BY: /s/ P. Gerald Mills
        ---------------------------        -----------------------
                                           P. GERALD MILLS
                                           Chairman of the Board, President and
                                           Chief Executive Officer



Date:     September 11  ,  1998        BY: /s/  Paul W. Gilbert
        ---------------------------        -----------------------
                                           PAUL W. GILBERT
                                           Vice Chairman of the Board
                                           (Principal Financial Officer)

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                              INDEX OF EXHIBITS








          4  Amendment to Revolving Credit Agreement, dated June 8, 1998
         10 Release and Waiver Agreement dated May 26, 1998 between Jacobson Stores Inc. and Herman J. Heinle
         15  Letter from Independent Public Accountants
         27  Financial Data Schedule



   All exhibits except as set forth above have been omitted as not applicable or not required.