Form 10-Q
period 1998-10-31
JACOBSON STORES INC
filed 1998-12-11
CIK 53025

FORM 10-Q


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended October 31, 1998

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

                         Common Stock ($1 Par Value):
           5,788,209-2/3 Shares outstanding as of October 31, 1998

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                  FORM 10-Q

                      For Quarter Ended October 31, 1998


                                    INDEX


                                                                         Page
PART I:       FINANCIAL INFORMATION

   Item 1.    Financial Statements

              .   Consolidated Balance Sheets - October 31, 1998 and
                  January 31, 1998                                          1

              . Consolidated Statements of Earnings - Thirteen and Thirty-Nine Week Periods Ended October 31, 1998 and
                  October 25, 1997                                          2

              .   Consolidated Statements of Cash Flows - Thirty-Nine
                  Week Periods Ended October 31, 1998 and October 25, 1997  3

              .   Notes to Consolidated Financial Statements                4

              Review by Independent Public Accountants                      7

              Exhibit:

              .   Report of Independent Public Accountants                  8

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk   13

PART II:      OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                             14

                  All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                 15

INDEX OF EXHIBITS                                                          16

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)

                                               October 31,      January 31,
ASSETS                                            1998             1998
                                               -----------      -----------
CURRENT ASSETS:
    Cash and cash equivalents                  $   3,980         $   3,883
    Receivables from customers, net               28,953            34,124
    Merchandise inventories                      105,044            86,075
    Prepaid expenses and other assets              1,176             1,333
    Deferred taxes                                 3,696             3,696
                                               ---------         ---------

              Total current assets               142,849           129,111
                                               ---------         ---------
PROPERTY AND EQUIPMENT, NET                       84,085            83,707
                                               ---------         ---------
OTHER ASSETS                                      20,495            20,461
                                               ---------         ---------
                                               $ 247,429         $ 233,279
                                               =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt          $   2,318         $   3,972
    Accounts payable                              41,671            32,108
    Accrued expenses                              15,105            13,856
    Accrued income taxes                              --               360
                                               ---------         ---------
              Total current liabilities           59,094            50,296
                                               ---------         ---------
LONG-TERM DEBT                                   118,060           104,138
                                               ---------         ---------
DEFERRED TAXES                                     2,154             5,262
                                               ---------         ---------
OTHER LIABILITIES                                  4,172             4,382
                                               ---------         ---------
SHAREHOLDERS' EQUITY:
    Common stock                                   5,975             5,966
    Paid-in surplus                                7,201             7,109
    Retained earnings                             51,172            56,525
    Treasury stock                                  (399)             (399)
                                               ---------         ---------
                                                  63,949            69,201
                                               ---------         ---------
                                               $ 247,429         $ 233,279
                                               =========         =========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per share data)
                                 (unaudited)


                                                 Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                             ----------------------------     --------------------------
                                             October 31,      October 25,     October 31,    October 25,
                                                1998             1997            1998           1997
                                             -----------      -----------     -----------    -----------
NET SALES                                     $  95,636       $  94,715       $ 305,717       $ 302,561
                                              ---------       ---------       ---------       ---------

COSTS AND EXPENSES:
    Cost of merchandise sold, buying and
        occupancy expenses                       63,099          59,587         206,045         204,282
    Selling, general and administrative
        expenses                                 35,165          34,421         102,759          98,782
    Interest expense, net                         1,881           2,148           5,807           6,885
    Store closing costs (credit)                     --              --              --            (340)
    Gain on sale of property                       (659)             --            (659)             --
                                              ---------       ---------       ---------       ---------

           Total costs and expenses              99,486          96,156         313,952         309,609
                                              ---------       ---------       ---------       ---------

EARNINGS (LOSS) BEFORE INCOME
   TAXES                                         (3,850)         (1,441)         (8,235)         (7,048)

PROVISION (CREDIT) FOR INCOME
    TAXES                                        (1,347)           (504)         (2,882)         (2,467)
                                              ---------       ---------       ---------       ---------


NET EARNINGS (LOSS)                           $  (2,503)      $    (937)      $  (5,353)      $  (4,581)
                                              =========       =========       =========       =========


EARNINGS (LOSS) PER COMMON SHARE:
    Basic and diluted                         $   (0.43)      $   (0.16)      $   (0.93)      $   (0.79)
                                              =========       =========       =========       =========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                               Thirty-Nine Weeks Ended
                                                              --------------------------
                                                              October 31,    October 25,
                                                                  1998          1997
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $ (5,353)      $ (4,581)
    Gain on sale of property                                       (659)            --
    Adjustments to reconcile net loss to cash provided
     by operating activities:
       Depreciation and amortization                              6,336          7,020
       Deferred taxes                                            (3,108)        (2,439)
       Other liabilities                                           (210)           430

       Change in:
          Receivables from customers, net                         5,171         10,913
          Merchandise inventories                               (18,969)        (2,049)
          Prepaid expenses and other assets                         157          1,475
          Accounts payable and accrued expenses                  10,812            443
          Current income taxes                                     (360)           754
                                                               --------       --------

                 Net cash provided by (used in) operating
                  activities                                     (6,183)        11,966
                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                1,163             --
    Additions to property and equipment                          (7,218)        (2,202)
    Other non-current assets                                        (34)           131
                                                               --------       --------

                 Net cash used in investing activities           (6,089)        (2,071)
                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt                                  15,559         49,500
    Reduction of long-term debt                                  (3,291)       (60,562)
    Proceeds of exercise of stock options                           101             --
                                                               --------       --------

                 Net cash provided by (used in)
                  financing activities                           12,369        (11,062)
                                                               --------       --------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                         97         (1,167)

    Cash and cash equivalents, beginning of period                3,883          4,871
                                                               --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  3,980       $  3,704
                                                               ========       ========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                      For Quarter Ended October 31, 1998




         The condensed consolidated financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

         Because of the nature of the specialty department store business, the results for the thirty-nine week periods ended October 31, 1998 and October 25, 1997 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

         Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or amended, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes to consolidated financial statements included in the Company's latest annual report on Form 10-K.

   (1)   STORE CLOSING COSTS/GAIN ON SALE OF PROPERTY

         In March 1997, the Company closed under-performing stores in Jackson, Kalamazoo and Dearborn, Michigan. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to effect the closings and to state property and equipment at estimated fair value. For the thirty-nine weeks ended October 31, 1998, store closing reserve activity was as follows:

         (in thousands)
         -----------------------------------------------------
         Reserve at January 31, 1998                 $   2,623
         Reserve related to property sold               (1,630)
         Payments against reserve                         (237)
                                                     ---------
         Reserve at October 31, 1998                 $     756
                                                     =========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                      For Quarter Ended October 31, 1998


         At October 31, 1998, $605,000 of the store closing reserve is attributable to property and equipment and is reflected as a reduction of property and equipment on the consolidated balance sheets. The balance of the store closing reserve is included in accrued expenses and represents estimated expense to hold closed facilities pending disposition.

         In the quarter ended October 31, 1998, the Company sold its former Kalamazoo, Michigan store at an after-tax gain of $428,000.

   (2)   EARNINGS PER SHARE

         Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to potential common shares represented by stock options and the Company's 6-3/4% Convertible Subordinated Debentures due 2011, except if anti-dilutive. Earnings per common share are calculated as follows:

                                                      Thirteen Weeks        Thirty-Nine Weeks
                                                   -------------------     --------------------
         (dollars and shares in thousands)           1998        1997        1998       1997
         --------------------------------------------------------------------------------------

         Net loss                                  $(2,503)    $  (937)    $(5,353)    $(4,581)
                                                   =======     =======     =======     =======

         Weighted average common shares
             outstanding                             5,788       5,779       5,783       5,779
         Dilutive stock options                         45          65         166          16
                                                   -------     -------     -------     -------

               Shares used to calculate diluted
                  loss per common share              5,833       5,844       5,949       5,795
                                                   =======     =======     =======     =======

         Loss per common share:
               Basic and diluted                   $ (0.43)    $ (0.16)    $ (0.93)    $ (0.79)
                                                   =======     =======     =======     =======

   (3)   CUSTOMER CREDIT AND RECEIVABLES

         Receivables from customers were as follows:

                                                 October 31,    January 31,
         (in thousands)                             1998           1998
         ------------------------------------------------------------------
         Receivables from customers                $29,424        $34,761
         Less reserve for doubtful accounts            471            637
                                                   -------        -------

                                                   $28,953        $34,124
                                                   =======        =======

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                      For Quarter Ended October 31, 1998



    (4)  MERCHANDISE INVENTORIES

         Merchandise inventories were as follows:

                                                              October 31,     January 31,
         (in thousands)                                          1998            1998
         --------------------------------------------------------------------------------
         Inventories at first-in, first out (FIFO) cost        $124,566        $104,708
         Less LIFO reserves                                      19,522          18,633
                                                               --------        --------

                                                               $105,044        $ 86,075
                                                               ========        ========

   (5)   PROPERTY AND EQUIPMENT


         Property and equipment are set forth below:

                                                              October 31,     January 31,
         (in thousands)                                          1998            1998
         --------------------------------------------------------------------------------
         Property and equipment                                $175,722        $171,808
         Less accumulated depreciation and amortization          91,637          88,101
                                                               --------        --------

                                                               $ 84,085        $ 83,707
                                                               ========        ========

   (6)   STOCK OPTIONS

         At their Annual Meeting on May 28, 1998, the Company's shareholders approved an amendment to the Jacobson Stock Option Plan of 1994 which increased the available shares under the plan to 1,400,000 shares.

   (7)   PREFERRED STOCK PURCHASE RIGHTS

         On August 27, 1998, the Board of Directors declared a dividend of one Series A Preferred Stock Purchase Right on each Common Share outstanding. The dividend was payable to shareholders of record on October 25, 1998 and is payable with respect to certain common shares issued thereafter. The Company also adopted a Rights Agreement, effective October 25, 1998, to replace an expiring Rights Plan, pursuant to which the Rights are issued. Each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one-hundredth of a share of Series A Preferred Stock at an exercise price of $100, subject to adjustment. The Company has reserved 100,000 shares of Series A preferred Stock for issuance on the exercise of the Rights. The Rights trade with the Company's Common Shares until they become exercisable, which occurs on the date of public announcement that any

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 31, 1998

         person or group has acquired, or 10 days (or such later date as the Board of Directors may determine) after the commencement of, or public announcement of an intention to commence, an offer to acquire beneficial ownership of 20% or more of the Company's Common Shares (subject to certain exceptions, including an offer to buy all shares that is approved by the Company's disinterested directors). After the Rights become exercisable, each Right (except those of the acquiring person or group) will entitle the holder to purchase upon exercise of the Right, at the then current exercise price of the Right, Company Common Shares having an average market value of twice the current exercise price of the Right. Alternatively, if the Company is acquired in a merger or other business combination or if more than 50% of its assets or earning power are sold to an acquiring person or in a transaction in which all holders of Common Shares are not treated alike, each Right (except those of the acquiring person or group) will entitle the holder to purchase, upon exercise, at the then current exercise price of the Right, common shares of the acquiring company having an average market value of twice the current exercise price of the Right. The Rights may be redeemed by the Company for one cent per Right prior to the date a person or group acquires 20% or more of the Company's Common Shares, and will expire on October 25, 2008, unless extended or earlier redeemed by the Board of Directors.

   (8)   SUPPLEMENTARY CASH FLOW INFORMATION

         The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

         Interest paid (net of interest capitalized) totalled $5,328,000 and $6,524,000 in the thirty-nine week periods ended October 31, 1998 and October 25, 1997, respectively. The Company paid income taxes totaling $652,000 in the thirty-nine week period ended October 31, 1998 and received income tax refunds of $781,000 in the thirty-nine week period ended October 25, 1997.

   (9)   FINANCING

         In June 1998, the Company and the lender under its Revolving Credit Agreement amended the Agreement to extend the maturity date by one year to March 24, 2001. As amended, each year, beginning in 1999, the Company may request a one-year extension of the maturity date, subject to lender approval.

         REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

         Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirty-nine week period ended October 31, 1998. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                                                      EXHIBIT

                             ARTHUR ANDERSEN LLP




                   Report of Independent Public Accountants




To Jacobson Stores Inc.:

               We have reviewed the accompanying consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of October 31, 1998, and the related consolidated statements of earnings and cash flows for the thirty-nine week period then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
November 13, 1998

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 31, 1998



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

         a. OPERATING RESULTS: THIRTEEN WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 25, 1997

               Sales for the quarter ended October 31, 1998 totaled $95,636,000, an increase of 1.0% from 1997. By region, Midwest sales decreased 1.5% and Florida sales increased 7.5%. In management's opinion, third quarter sales results were adversely affected by heightened consumer anxiety due to the stock market volatility and cool weather arriving late this season. Additionally, Florida business was adversely affected by hurricane Georges, which closed five stores anywhere from one to two days.

               The Company's gross profit percentage decreased to 34.0% for the thirteen weeks this year from 37.1% in 1997, reflecting principally higher markdowns in the quarter this year and a favorable inventory shortage result recorded in the quarter last year.

               Selling, general and administrative expenses, expressed as a percentage of sales, increased to 36.8% in the quarter from 36.3% one year ago. The increase is due primarily to higher sales promotion expense, partially offset by reduced benefit expense (pension and health care).

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 31, 1998


               Interest expense, expressed as a percentage of sales, decreased to 2.0% for the quarter from 2.3% one year ago, primarily due to lower average borrowings under the revolving credit facility and other long-term debt.

               1998 net loss for the thirteen weeks totalled $2,503,000, or 43 cents per common share, compared to $937,000, or 16 cents per common share, last year. As a percentage of sales, net loss was 2.6% in 1998 compared to 1.0% in 1997. 1998 results included an after-tax gain on sale of property totalling $428,000, or 7 cents per share.

         b. OPERATING RESULTS: THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 25, 1997

               Sales for the thirty-nine weeks ended October 31, 1998, totaled $305,717,000, an increase of 1.0% from 1997. Sales from comparable stores (excluding stores closed in 1997) increased 3.7%. By region, Midwest sales decreased 1.0% (3.1% increase in comparable stores) and Florida store sales increased 5.0%.

               The Company's gross profit percentage increased to 32.6% for the thirty-nine weeks this year from 32.5% in 1997, reflecting principally lower markdowns and higher markup this year, partially offset by a favorable inventory shortage result last year.

               Selling, general and administrative expenses, expressed as a percentage of sales, increased to 33.6% for the thirty-nine weeks from 32.6% one year ago. The increase is due primarily to higher sales promotion expense, partially offset by reduced benefit expense (pension and health care).

               Interest expense, expressed as a percentage of sales, decreased to 1.9% from 2.3% in 1997, primarily due to lower average borrowings under the revolving credit facility and other long-term debt.

               The Company established a $4,200,000 reserve in 1996 due to the closing of three under-performing stores in March 1997. In the thirty-nine weeks ended October 25, 1997, the Company recognized a $340,000 pre-tax credit to write-off the remaining severance and benefit reserves after all payments were made and to adjust the property and equipment reserve after sale of a portion of the related property at greater than the original estimated value.

               1998 net loss for the thirty-nine weeks totalled $5,353,000, or 93 cents per common share, compared to $4,581,000, or 79 cents per common share, last year. As a percent of sales, net loss was 1.8% in 1998 compared to 1.5% in 1997. 1998 results included an after-tax gain on sale of property totalling $428,000, or 7 cents per share.

               Store closing promotions conducted at the three stores closed in March 1997 reduced the net loss for the thirty-nine weeks last year by $788,000, or 14 cents per share.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 31, 1998



      c.       LIQUIDITY AND CAPITAL RESOURCES

               At October 31, 1998, the Company's current ratio was 2.42 to 1 and working capital totaled $83,755,000, including $3,980,000 of cash and cash equivalents. At January 31, 1998, the current ratio was 2.57 to 1 and working capital totaled $78,815,000, including $3,883,000 of cash and cash equivalents.

               The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. As of October 31, 1998, the Company had borrowed $50,591,000 under this facility and had $29,409,000 of borrowing availability. For the thirty-nine weeks ended October 31, 1998, the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 8.1%. In June 1998, the Agreement was amended to extend the maturity date by one year to March 24, 2001. As amended, each year, beginning in 1999, the Company may request a one-year extension of the maturity date, subject to lender approval.

         d.    CASH FLOWS

               Cash and cash equivalents increased $97,000 in the thirty-nine weeks ended October 31, 1998, compared to a decrease of $1,167,000 in the thirty-nine weeks ended October 25, 1997. Cash flows are impacted by operating, investing and financing activities. In the thirty-nine weeks this year, cash used in operating activities totalled $6,183,000, compared to $11,966,000 provided in 1997, primarily due to planned earlier receipt of Fall merchandise this year coupled with slow sales versus reduced inventory and accounts receivable related to stores closed last year and a higher net loss this year. These changes were partially offset by increased payables this year and payments against store closing reserves in 1997.

               Investing activities used cash of $6,089,000 in the thirty-nine weeks this year compared to $2,071,000 used in 1997. Capital expenditures totalled $7,218,000 in the first thirty-nine weeks of 1998 compared to $2,202,000 in the comparable 1997 period.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 31, 1998


               Financing activities provided cash of $12,369,000 in the thirty-nine weeks this year compared to $11,062,000 used last year. In the thirty-nine weeks in 1998, the addition to long-term debt reflects higher Revolving Credit borrowings. Reduction of long-term debt reflects purchase of $1,695,000 in principal amount of 6 3/4% Convertible Subordinated Debentures to satisfy the December 1998 sinking fund requirement and scheduled debt maturities. In March 1997, the Company borrowed $49,500,000 under its current Revolving Credit Agreement to repay the then outstanding principal balance under its former Credit Agreement. Also in the thirty-nine weeks in 1997, reduction of long-term debt reflects repayment of $1,908,000 under the current Revolving Credit Agreement, a $5,642,000 principal pre-payment on a mortgage obligation, purchase of $1,755,000 principal amount of 6 3/4% Convertible Subordinated Debentures to satisfy the annual sinking fund payment and scheduled debt maturities.

               The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations and debt maturities.

         e.    CORPORATE DEVELOPMENT

               The Company has no commitments for any new store locations at the present time. The Company reviews the performance of its less profitable stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision.

               In 1997, the Company sold its Store for the Home in Grosse Pointe, Michigan. In July 1998, the Company consolidated operations in its existing Grosse Pointe apparel store.

               The Year 2000 issue results from early computer programming that used two digits rather than four to define the applicable year. If not corrected, this defect could, as we move to the Year 2000, result in systems failures or miscalculations leading to disruptions in a company's operation. The Company has taken actions to address this potential problem. In 1997, the Company established an internal task force which identified areas of concern, assigned a risk factor and priority to each area and evaluated the Company's hardware, software and devices using embedded chips. After completing this evaluation, it developed specific action plans to fix or replace all non-compliant software and hardware that could pose a significant risk to the Company's operations.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 31, 1998


               The substantial majority of costs to replace non-compliant systems with Year 2000-compliant systems software and hardware would have been incurred regardless of the Year 2000 issue to meet current business needs and take advantage of new lower cost technology platforms. The Company expects to spend approximately $800,000 in programming costs, primarily in 1998 and 1999, to make current systems Year 2000-compliant and to integrate them with new purchased software systems, of which approximately $200,000 had been spent through October 31, 1998. The work is being performed principally by internal staff, most of which are existing staff. The Company cannot reasonably measure the portion of these costs attributable solely to Year 2000 remediation versus work related to new systems. As a contingency measure, some non-compliant systems scheduled for replacement will be made Year 2000-compliant to ensure that the Company has compliant systems in the event that new systems aren't ready timely. This cost is included in the above estimate. The Company is scheduled to have Year 2000-compliant systems tested and implemented by September 1999.

               The Company has requested Year 2000 compliance certification from its hardware and software vendors and from key merchandise vendors to obtain assurance that they have addressed Year 2000 issues that might disrupt the Company's operations or merchandise flow. The Company is evaluating the responses and will develop contingency plans as necessary to avoid merchandise flow problems or other disruptions to its business.

               Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's capital resources to fund future operations) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the continued support of the Company's trade creditors and factors, the risks inherent in the level of the Company's long-term debt compared to its equity, the risks inherent in the Year 2000 computer issue, the Company's ability to reduce its operating expenses, general trends in retail clothing apparel purchasing, especially during the Christmas season, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not applicable.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART II: OTHER INFORMATION

                      For Quarter Ended October 31, 1998


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

           10(a)  Executive Employment Agreement, dated as of July 6, 1998, between Jacobson Stores Inc. and George P. Kelly
           15     Letter from Independent Public Accountants
           27     Financial Data Schedule

   (b)     Reports on Form 8-K

           During its fiscal quarter ended October 31, 1998, on October 26, 1998, the Company filed a current Report on Form 8-K, reporting in Item 5 the Company's declaration of a dividend of one Series A Preferred Stock Purchase Right on each outstanding common share of the Company outstanding at the close of business on October 25, 1998, to replace similar rights expiring on that date. The report also describes the new Rights. No financial statements were filed.

All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      For Quarter Ended October 31, 1998



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                JACOBSON STORES INC.
                                         -----------------------------------
                                                    (Registrant)



Date:     December 10   ,  1998     BY:     /s/  P. Gerald Mills
      ------------------                 ------------------------------------
                                         P. GERALD MILLS
                                         Chairman of the Board, President and
                                         Chief Executive Officer



Date:     December 10   ,  1998     BY:     /s/  Paul W. Gilbert
      ------------------                 ------------------------------------
                                         PAUL W. GILBERT
                                         Vice Chairman of the Board
                                         (Principal Financial Officer)

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                              INDEX OF EXHIBITS



   10(a) Executive Employment Agreement, dated as of July 6, 1998, between Jacobson Stores Inc. and George P. Kelly
   15     Letter from Independent Public Accountants
   27     Financial Data Schedule



   All exhibits except as set forth above have been omitted as not applicable or not required.