Form 10-K405
period 1999-01-30
JACOBSON STORES INC
filed 1999-04-14
CIK 53025

FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     January 30, 1999

Commission File No.                 0-6319

                             JACOBSON STORES INC.
-----------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Michigan                                             38-0686330
-----------------------------------------------------------------------------
(STATE OF INCORPORATION)                                  (I.R.S. EMPLOYER
                                                          IDENTIFICATION NO.)

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


STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH COMMON EQUITY, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS.

                       $25,668,000 as of March 1, 1999

(THE PERSONS CONSIDERED AFFILIATES FOR THE PURPOSE OF THE FOREGOING COMPUTATION ARE IDENTIFIED ON PAGE 21 OF THIS REPORT.)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         Common Stock, $1 par value: 5,788,209 2/3 shares outstanding as of March 1, 1999

                     DOCUMENTS INCORPORATED BY REFERENCE

LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED:

    SPECIFIED PORTIONS OF PROXY STATEMENT FOR 1999 ANNUAL MEETING OF SHAREHOLDERS, TO BE HELD MAY 27, 1999: PART III

                             JACOBSON STORES INC.
                                  FORM 10-K
                      FISCAL YEAR ENDED JANUARY 30, 1999

                                    INDEX
                                                                         Page
                                                                         ----
PART I.

    Item 1.   Business.                                                     1

    Item 2.   Properties.                                                   7

    Item 3.   Legal Proceedings.                                            9

    Item 4.   Submission of Matters to a Vote of Security Holders.          9

    Executive Officers of the Registrant.                                  10

PART II.

    Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters.                                    12

    Item 6.   Selected Financial Data.                                     13

    Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                    13

    Item 7A.  Quantitative and Qualitative Disclosures About
                   Market Risk                                             20

    Item 8.   Financial Statements and Supplementary Data.                 20

    Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.                    20

PART III.

    Item 10.  Directors and Executive Officers of the Registrant.          21

    Item 11.  Executive Compensation.                                      21

    Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management.                                             21

    Item 13.  Certain Relationships and Related Transactions.              21

PART IV.

    Item 14.  Exhibits, Financial Statement Schedules, and Reports
                           on Form 8-K.                                    22

SIGNATURES                                                                 27

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          F-1/F-20

FINANCIAL STATEMENT SCHEDULES                                             S-1

INDEX OF EXHIBITS                                                     E-1/E-3

                                    PART I


ITEM 1.  BUSINESS.

                                 INTRODUCTION

         The registrant, Jacobson Stores Inc., a Michigan corporation and successor to a business founded in 1868, operates specialty stores catering to discerning customers with preferences for distinctive, quality merchandise. The Company is committed to highly responsive service, distinctive merchandise of high quality at a fair price, and a visually appealing and immaculate setting. Each store features fashion apparel and accessories for the family, and most offer decorative accents for the home.

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

         The Company has stores in twenty-four cities in Michigan, Indiana, Kansas, Kentucky, Ohio and Florida. The principal distribution functions are performed at service centers in Jackson, Michigan and Winter Park, Florida. Functions common to all stores, such as management coordination, merchandising, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.


MERCHANDISE AND MARKETING

         Merchandise. Jacobson's is a specialty store offering fashion leadership tailored to discerning, fashion-oriented customers through distinctive, quality merchandise. Stores are merchandised with fashion apparel and accessories for women, men, and children, and most offer decorative accents for the home.

         The percentage contribution to sales by major class of merchandise for the last three fiscal years was as follows:

                                               Year Ended
                                      -----------------------------
                                      January    January    January
                                        1999       1998       1997
                                      -------    -------    -------

Women's apparel and accessories ..      66.0%      66.7%      67.2%

Men's apparel and accessories ....      13.5       13.6       13.3

Accessories for the home .........       9.3        8.2        7.8

Children's apparel and accessories       7.9        7.7        7.6

Miscellaneous ....................       3.3        3.8        4.1
                                       -----      -----      -----

                                       100.0%     100.0%     100.0%
                                       =====      =====      =====

         Personal Service. Jacobson's stores are fully staffed with knowledgeable sales associates to ensure that customers receive highly responsive service. Jacobson's sales associates are experienced and well-trained through video presentations, seminars and close working relationships with buyers and merchandise managers. Sales associates maintain personal trade lists of their customers' sizes, colors, fashion preferences, and important dates, and contact customers by telephone or personal note to alert them to the arrival of new merchandise or to remind them of birthdays or anniversaries. Management believes that personal relationships between sales associates and their clientele promote customer loyalty and contribute to the Company's growth. Jacobson's has a liberal return policy and accepts merchandise purchased at Jacobson's for return or exchange if the customer is not satisfied. Other special services include free gift wrapping and free parking. All Jacobson's sales associates are compensated on some form of commission program.

         Sales Promotion. The Company principally uses newspaper and direct mail, as well as in-store events and billing statement enclosures, to stimulate sales. Advertising generally focuses on current fashions and merchandise classifications. The Company's policy is to price merchandise fairly and competitively and to limit its use of sale events to selected special promotions and seasonal clearances. Management believes that its pricing practices enhance credibility and customer loyalty. Jacobson's in-store events include fashion shows and wardrobing seminars to communicate fashion trends to customers.

         Store Design. Jacobson's stores are designed to project an attractive, comfortable atmosphere. All aspects of the store interiors and fixturing are coordinated by the Company's store planning personnel, using quality fixtures, carpeting, lighting and displays.

CREDIT POLICY

         Jacobson's issues its own credit card as a customer service. The Company offers two credit plans to its cardholders: an Option plan requiring a minimum monthly payment of 20% of the outstanding balance; and an Extended Payment plan available for purchases of furs, fine jewelry, china, crystal, silver and furniture in the Company's one store which carries furniture. Purchases charged under the Extended Payment plan and purchases of coats, furs and children's outerwear charged under the Option plan are eligible for 90 days deferred billing.

         Sales under Jacobson's credit plans averaged 39.4% of sales for the last three fiscal years and accounted for 35.7% of the Company's sales in fiscal 1998. In addition, sales under third party credit cards (VISA, MasterCard and American Express) averaged 44.4% of sales for the last three fiscal years and accounted for 47.9% of the Company's sales in fiscal 1998. Beginning in 1999, Jacobson's will also accept the Discover Card. Accounts written off, net of recoveries, have averaged 0.6% of credit sales over the last three years and totalled 0.6% of credit sales in 1998.

         The Company maintains purchasing history on its 210,000 active Jacobson's card holders as well as on third party charge customers, which permits targeting of direct mail advertising and automatic increases in credit limits of its cardholders.

OPERATIONS

         The principal distribution services for its stores are performed at regional service centers in Jackson, Michigan and Winter Park, Florida. Functions common to all stores, such as management coordination, merchandising, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

         Jacobson's stores in Michigan are located in Birmingham, Grosse Pointe, Livonia and Rochester (all suburbs of Detroit), Ann Arbor, East Grand Rapids, East Lansing and Saginaw; in Indianapolis, Indiana; in Leawood, Kansas; in Louisville, Kentucky; in Columbus and Toledo, Ohio; and in Florida, in Boca Raton, Clearwater, Fort Myers, Jacksonville, Longwood, Naples, North Palm Beach, Osprey, Sarasota, Tampa and Winter Park. Stores in the Midwest range from 101,000 to 199,000 square feet. The Florida stores range from 23,000 to 90,000 square feet.

         Jacobson's stores are generally open seven days each week for 71 hours.

         Annual sales, percentage increase in sales, average gross square footage of stores in operation during the fiscal year, and approximate sales per average gross square foot were as follows:

                                                                   Year Ended
                                                    ----------------------------------------
                                                     January         January        January
                                                       1999            1998           1997
                                                    ---------       ---------      ---------
Net sales (in thousands) ......................     $ 444,305       $ 447,471      $ 432,469
Percentage increase (decreases) in sales:
   All stores .................................          (0.7)%           3.5%           4.4%
   Comparable stores ..........................           1.1             7.3%          (1.5)%
Average gross square footage (in thousands) ...         2,356           2,387          2,658
Approximate sales per average gross square foot           189             187            163

PURCHASING, CONTROL AND DISTRIBUTION OF INVENTORY

         Jacobson's purchases merchandise from several thousand suppliers, no one of which accounted for as much as 6.0% of the Company's net purchases during fiscal 1998. Merchandising decisions are directed by a general merchandise manager, 9 divisional merchandise managers and 56 buyers and divisional sales managers. In addition, the Company is a member of the Frederick Atkins Buying Office, a domestic and foreign buying office serving 13 retailers, which provides merchandising counsel, product information, direct store import capability, and other services.

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

         Merchandise is generally shipped directly from vendors to the Company's regional service centers in Jackson, Michigan and in Winter Park, Florida, where it is inspected for quality, priced and shipped to the stores by Jacobson's fleet of trucks.

         Jacobson's adopted the LIFO method of inventory valuation in 1968. At the end of fiscal 1998, LIFO reserves totalled $17,809,000, or approximately 16.4% of pre-LIFO inventory values. Physical inventories are taken once each year. Inventory shrinkage at retail over the past three fiscal years has averaged 1.4% of retail sales.

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


REAL ESTATE POLICY

         Jacobson's owns or has long-term leases of the real estate used in the operation of its business. The Company owns 66.8% of the total square footage used in its business. The Company maintains a continuing program of property improvements and renewal of existing stores and support facilities. At January 30, 1999, mortgage loans and related secured financings comprised 38.4% of consolidated debt.


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

ASSOCIATES

         Due to its commitment to highly responsive customer service, Jacobson's believes that its associates are among its key resources. The Company emphasizes development programs for associates and promotion from within. The Company employs approximately 4,400 associates, 3,300 full-time and 1,100 part-time. During the holiday season, the number of associates increases to approximately 5,000.

         (a)    GENERAL DEVELOPMENT OF BUSINESS.

                In 1997, the Company sold its Store for the Home in Grosse Pointe, Michigan. In July 1998, the Company consolidated its home store operations in its existing Apparel store in Grosse Pointe.

                In May 1998, Herman J. Heinle, Senior Vice President-General Merchandise Manager, resigned. In July 1998, George P. Kelly was hired in the same position. Mr. Kelly's position was eliminated, effective March 29, 1999.

                On August 27, 1998, the Board of Directors declared a dividend of one Series A Preferred Stock Purchase Right on each Common Share outstanding. The dividend was payable to shareholders of record on October 25, 1998, and is payable with respect to certain common shares issued thereafter. The Company also adopted a Rights Agreement, effective October 25, 1998, to replace an expiring Rights Plan, pursuant to which the Rights are issued. Each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at an exercise price of $100, subject to adjustment. The Company has reserved 100,000 shares of Series A Preferred Stock for issuance on the exercise of the Rights. The Rights trade with the Company's Common Shares until they become exercisable, which occurs on the date of public announcement that any person or group has acquired, or 10 days (or such later date as the Board of Directors may determine) after the commencement of, or public announcement of an intention to commence, an offer to acquire beneficial ownership of 20% or more of the Company's Common Shares (subject to certain exceptions, including an offer to buy all shares that is approved by the Company's disinterested directors). After the Rights become exercisable, each Right (except those of the acquiring person or group) will entitle the holder to purchase upon exercise of the Right, at the then current exercise price of the Right, Company Common Shares having an average market value of twice the current exercise price of the Right. Alternatively, if the Company is acquired in a merger or other business combination or if more than 50% of its assets or earning power are sold to an acquiring person or in a transaction in which all holders of Common Shares are not treated alike, each Right (except those of the acquiring person or group) will entitle the holder to purchase, upon exercise, at the then current exercise price of the Right, common shares of the acquiring company having an average market value of twice the current exercise price of the Right. The Rights may be redeemed by the Company for one cent per Right prior to the date a person or group acquires 20% or more of the Company's Common Shares, and will expire on October 25, 2008, unless extended or earlier redeemed by the Board of Directors.

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

                By reason of the seasonal nature of the business, Jacobson's and others in the industry experience significant build-up of inventory and accounts receivable at certain times of the year. To support the seasonal requirements, the Company has a revolving credit line currently permitting borrowings of up to $80,000,000 (which the Company may increase to up to $100,000,000), subject to a borrowing base limitation and lender reserves. Further information on this line of credit is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on page 16 and in the Notes to the Company's Consolidated Financial Statements for the three fiscal years ended January 1999, filed as part of this report (see "Financing" on page F-11).

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


ITEM 2.  PROPERTIES.

         The following table shows the location and approximate size of Jacobson's stores and its offices and principal warehouse and distribution facilities; whether owned by the registrant or leased; and the expiration dates (including renewal options) of principal real estate leases. The majority of owned properties is subject to mortgages.

         Jacobson's management considers that these properties, as well as its furniture, fixtures, machinery and equipment, are well maintained, suitable and adequate for their intended purposes, and in general fully utilized.

                                         Approximate                         Expiration
                                         Total Square                        Dates of
                                         Feet of                             Principal
              Locations                  Building(s)       Ownership         Leases
              ---------                  ------------      ---------         ----------
MICHIGAN
    Ann Arbor.........................     101,000      Owned                ----
    East Lansing......................     117,000      Partly owned (1)     2028
    Saginaw...........................     199,000      Partly owned (2)     1998
    Grosse Pointe.....................     120,000      Owned                ----
    Birmingham........................     179,000      Owned                ----
    East Grand Rapids.................     148,000      Owned                ----
    Rochester.........................     106,000      Partly owned (3)     2046
    Livonia...........................     150,000      Owned                ----
    Corporate Headquarters and Regional
       Service Center
       (Jackson)......................     238,000      Owned                ----

INDIANA
    Indianapolis......................     120,000      Leased               2048

KANSAS
    Leawood...........................     120,000      Leased               2051

KENTUCKY
    Louisville........................     161,000      Leased               2036

OHIO
    Toledo............................     120,000      Owned                ----
    Columbus..........................     119,000      Partly owned (4)     2079

FLORIDA
    Sarasota..........................      27,000      Partly owned (4)     2014
    Winter Park.......................      23,000      Leased               2013
    Longwood..........................      49,000      Leased               2020
    North Palm Beach..................      90,000      Leased               2022
    Osprey............................      32,000      Leased               2025
    Clearwater........................      52,000      Leased               2039
    Fort Myers........................      51,000      Partly owned (5)     2085
    Jacksonville......................      82,000      Owned                ----
    Tampa.............................      48,000      Leased               2030
    Naples............................      46,000      Leased               2042
    Boca Raton........................      80,000      Leased               2052
    Regional Service Center
       (Winter Park)..................      84,000      Owned                ----





         (1) Building is owned; approximately half of land is owned and half leased.

         (2) Approximately 29,000 square feet leased from month to month; balance owned.

         (3) Approximately 71,000 square feet and related parking area are owned. The balance of the shopping center is leased, of which 35,000 square feet are operated as part of Jacobson's store.

         (4) Building is owned on leased land.

         (5) Building is owned; land and parking area are leased.


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

         (b) Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The table below sets forth the name and age of each executive officer of the registrant, all positions and offices with Jacobson Stores Inc. and its wholly-owned subsidiaries held by each such person, and the period during which the officer has served in such positions. Each has been elected to hold office until the 2000 Annual Meeting of the Board of Directors (except in the case of retirement or other termination of employment) or until a successor is elected and qualified.

                                                                     Held
                                                                     Office
       Name           Age   Positions and Offices                    Since
       ----           ---   ---------------------                    -----

P. Gerald Mills       70    Chairman of the Board, President,        1996
                            Chief Executive Officer, and
                            Director Jacobson Stores Inc. and
                            wholly-owned subsidiaries

Paul W. Gilbert       54    Vice Chairman of the Board, and          1993
                            Director, Jacobson Stores Inc. and
                            wholly-owned subsidiaries

James A. Rodefeld     60    Executive Vice President-Marketing &     1997
                            Stores, Jacobson Stores Inc.

Theodore R. Kolman    58    Senior Vice President-                   1991
                            General Merchandise Manager,
                            Jacobson Stores Inc.

Beverly A. Rice       65    Senior Vice President-Fashion &          1997
                            Merchandising Strategy, Jacobson
                            Stores Inc.

Timothy J. Spalding   43    Vice President-Controller,               1991
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

         P. Gerald Mills has served as Chairman of the Board and Chief Executive Officer of the Company since October 1996, and also as President of the Company since December 1996. Mr. Mills was Chairman and Chief Executive Officer of Dayton Corporation, 1978-1981; Chairman and Chief Executive Officer, the J. L. Hudson Company, 1981-1983; Chairman and Chief Executive Officer, Dayton Hudson Department Store Company and Executive Vice President, Dayton Hudson Corporation, 1983-1985; Chairman and Chief Executive Officer, Millston Corporation, a specialty store retailer, 1986-1992; and was self-employed as a business consultant from 1992-1996.

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

         Theodore R. Kolman has been Senior Vice President-General Merchandise Manager of the Company since 1991.

         Beverly A. Rice has been Senior Vice President-Fashion and Merchandising Strategy of the Company since January 1997. Ms. Rice was Vice President, General Manager, N. Theobald, Inc., a specialties gift and home store, 1988-1995, from which she retired.

         Timothy J. Spalding has been Vice President-Controller since 1991.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on The Nasdaq National Market tier of The Nasdaq Stock Market, under the symbol "JCBS."

         The quarterly range of high and low sales price quotations of Jacobson's Common Stock for each quarter of fiscal 1998 and 1997 are shown in the following schedule:


          Year        Quarter           High            Low
          ----        -------           ----            ---

          1998          4th           $  9 3/4        $  5 3/4
                        3rd             13 3/4           6 1/2
                        2nd             15 3/8          13
                        1st             15 3/4          12 5/8

          1997          4th           $ 13 3/4        $ 10 1/2
                        3rd             13 1/4           7 7/8
                        2nd             10 3/8           7 3/8
                        1st              9 1/2           7 1/8


         The approximate number of shareholders of record of Jacobson's Common Stock as of March 1, 1999 was 1,250.

         No dividends were paid in either of 1998 or 1997. The Company's revolving credit loan facility limits cash dividends to 50.0% of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for fiscal 1994 through 1998 is as follows:

----------------------------------------------------------------------------------------
(in thousands except
per share data)                   1998       1997(1)    1996          1995        1994
----------------------------------------------------------------------------------------
Net sales, including leased
   departments ..............   $444,305   $447,471   $432,469      $414,267    $409,154
Earnings (loss) before income
   taxes ....................      2,515      1,905    (17,289)       (6,541)      6,388
Net earnings (loss) .........      1,635      1,214    (11,462)       (4,206)      4,088
Total assets ................    236,875    233,279    260,418       262,514     268,589
Long-term debt, less current
   portion ..................     99,803    104,138    130,147       119,727     120,424

Per common share:
   Net earnings (loss) -
      Basic and Diluted .....   $   0.28   $   0.21   $  (1.98)     $  (0.73)   $   0.71
   Cash dividends ...........       --         --         0.37 1/2      0.50        0.50

(1) 53 week year

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table shows the percentage relationship to sales of the items presented for the periods indicated.

-------------------------------------------------------------------------
                                                1998     1997(1)    1996
-------------------------------------------------------------------------

Net sales ..................................   100.0%    100.0%    100.0%
Gross profit ...............................    33.6      32.7      32.1
Selling, general and administrative expenses    31.3      31.0      32.9
Interest expense, net ......................     1.8       2.1       2.2
Store closing costs (credit) ...............      --      (0.1)      1.0
Gain on sale of property ...................    (0.1)     (0.7)       --
Earnings (loss) before income taxes ........     0.6       0.4      (4.0)
Net earnings (loss) ........................     0.4       0.3      (2.7)

(1) 53 week year.

1998 versus 1997

         Sales in 1998 totalled $444,305,000, a decrease of 0.7% from 1997. Comparable store sales increased 1.1%. The 1997 fiscal year included 53 weeks. On an equivalent 52 week basis, total sales increased 0.9% and comparable store sales increased 2.7%. The overall 1998 sales decrease was attributable to the extra week in 1997 and sales of stores closed in 1997.

         Women's apparel and accessories represented 66.0% of the Company's total business in 1998. Other major components were men's 13.5%, children's 7.9%, home accessories 9.3%, and miscellaneous 3.3%.

         The Company's gross profit percentage increased to 33.6% in 1998 from 32.7% in 1997, due primarily to a LIFO credit which reduced cost of goods sold by $824,000 in 1998 compared to a LIFO provision of $1,553,000 in 1997, and to higher maintained markup and lower markdowns.

         Selling, general and administrative expenses increased to 31.3% of sales in 1998 from 31.0% in 1997. The increase is due primarily to higher sales promotion expense, partially offset by reduced benefit expense (pension and health care).

         Interest expense totalled 1.8% of sales in 1998 compared with 2.1% in 1997, reflecting principally lower average borrowings and rates on the revolving credit facility and reduced interest on other debt as the result of scheduled debt maturities.

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

         In 1998, the Company sold properties in Jackson and Kalamazoo, Michigan, at a combined pre-tax gain of $617,000. In 1997, the Company realized pre-tax gains on sales of property totalling $2,987,000, including the sale of its Grosse Pointe Store for the Home and immaterial gains on the sale of two non-operating properties.

         1998 net earnings totalled $1,635,000, or 28 cents per common share, compared with 1997 earnings of $1,214,000, or 21 cents per share. As a percentage of sales, net earnings were 0.4% in 1998 and 0.3% in 1997. 1998 results included after-tax gains on sales of property totalling $407,000, or 7 cents per common share. 1997 results included after-tax gains on sales of property and store closing reserve credits totalling $2,196,000, or 38 cents per common share.

1997 versus 1996

         Sales in 1997 totalled $447,471,000, an increase of 3.5% from 1996. Comparable store sales increased 7.3%. The 1997 fiscal year included 53 weeks. On an equivalent 52 week basis, the total sales gain was 1.8% and comparable store sales increased 5.6%. The overall 1997 sales increase reflects the increase in comparable store sales, the first full year impact of new stores in Leawood, Kansas, and Boca Raton, Florida, opened in March and November 1996, respectively, and the extra week in 1997, partially offset by the closing of three underperforming stores in March 1997.

         Women's apparel and accessories represented 66.7% of the Company's total business in 1997. Other major components were men's 13.6%, children's 7.7%, home accessories 8.2% and miscellaneous 3.8%.

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

         In 1997, the Company realized pre-tax gains on sales of property totalling $2,987,000, including the sale of its Grosse Pointe, Michigan, Store for the Home and immaterial gains on the sale of two non-operating properties.

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

INFLATION

         The Company cannot determine the precise effects of inflation on its business. Because of inflation, historically the Company has experienced increases in the cost of merchandise and in certain operating expenses. The Company generally has been able to offset the effects of these increased expenses by adjusting prices, by using the LIFO method for valuing all merchandise inventories and by controlling expenses. The Company's ability to adjust prices is limited by competitive pressures in its market areas. The Department Store Inventory Price Indexes, published by the Bureau of Labor Statistics (BLS), are used to measure inflation's impact on inventories in the LIFO valuation. The BLS Index decreased 1.5% in 1998 and 0.5% in 1997, and increased 0.9% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At January 30, 1999, the Company's current ratio was 2.37 to 1 and working capital totalled $76,094,000, including $2,929,000 of cash and cash equivalents. At January 31, 1998, the Company's current ratio was 2.57 to 1 and working capital totalled $78,815,000, including $3,883,000 of cash and cash equivalents. At January 25, 1997, the Company's current ratio was 2.81 to 1 and working capital totalled $96,053,000, including $4,871,000 of cash and cash equivalents.

         The Company uses cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs, debt service and expenditures to modernize and refixture existing stores. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. Loans under the facility bear interest at either or both of two variable interest rate alternatives as chosen by the Company. One of the interest rates may decrease if the Company meets specified performance measures, which were not met in 1998. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for loans.

         Borrowings under the revolving credit facility mature on March 24, 2001. Each year, beginning in 1999, the Company may request a one-year extension of the maturity date, subject to lender approval. Any party may terminate the facility as of the maturity date by giving 90 days notice. The Company may also terminate the facility early on 90 days notice if it pays a termination fee equal to one-half of one percent a year (for what would have been the remaining term of the facility) of the average daily balance of loans and letters of credit under the facility since its inception. The facility carries a line of credit fee equal to one-quarter of one percent a year of the excess of the aggregate commitments under the facility (currently $80,000,000) over the amount of loans and letters of credit outstanding and an agent's fee equal to $45,000 a year. Borrowings under the facility are guaranteed by the Company's subsidiaries and secured by accounts receivable, inventory and related intangible assets and the proceeds thereof of the Company and its subsidiaries.

         The revolving credit facility limits cash dividends to 50 percent of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions. At January 30, 1999, the Company had borrowed $34,875,000 under this facility at an interest rate of 7.4% and had $45,125,000 of borrowing availability under the borrowing base calculated as of that date.

         A part of the Company's financial strategy is to own, or obtain long-term leases on, its properties. Capital expenditures to modernize and refixture existing stores and support facilities generally are financed with internally generated funds. Any new stores and major expansion projects generally are financed by first mortgages or comparable financing through the Company's consolidated, wholly-owned real estate subsidiary, Jacobson Stores Realty Company, or through long-term leases.

         The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. The Company's fixed rate debt obligations include 6 3/4% Convertible Subordinated Debentures due 2011, mortgage notes, collateral trust bonds and obligations under capital leases. Variable rate obligations include borrowings under the revolving credit facility and industrial development revenue bond obligations. For these debt obligations, the table presents scheduled principal maturities of long-term debt and related weighted average interest rates for each of the next five years, aggregate subsequent maturities and market value of debt at January 30, 1999. Average interest rates are based on contractual rates for fixed rate obligations and current rates for variable rate obligations. Dollars are in thousands:

----------------------------------------------------------------------------------
                                Fixed Rate Obligations   Variable Rate Obligations
                              ------------------------- --------------------------
                               Average       Amount       Average       Amount
Scheduled Maturity Date        Maturing   Interest Rate   Maturing   Interest Rate
----------------------------------------------------------------------------------
1999.......................   $    3,377       7.4%       $      342     3.9%
2000.......................        3,869       7.3               316     3.7
2001.......................       12,626       7.8            35,193     7.4
2002.......................        3,268       7.1               318     3.7
2003.......................        8,007       7.8               420     3.7
Thereafter.................       28,632       6.8             7,154     3.7
                              ----------       ---         ---------     ---
Total debt maturities......   $   59,779       7.2%       $   43,743     6.7%
                              ==========       ===        ==========     ===
Market value of debt at
  January 30, 1999.........   $   55,900                  $   43,700
                              ==========                  ==========


CASH FLOWS

         Cash and cash equivalents decreased $954,000 in 1998 and $988,000 in 1997, and increased $1,803,000 in 1996. Cash flows are impacted by operating, investing and financing activities. In 1998, operating activities provided $12,254,000 of cash compared to $24,518,000 provided in 1997 and $292,000 used in 1996. The decrease in 1998 compared to 1997 reflects primarily cash generated from store closings in 1997, partially offset by increased earnings in 1998, a greater increase in accounts payable in 1998 and payments against store closing reserves in 1997. The increase in 1997 compared to 1996 reflects primarily the improved earnings performance, cash generated from store closings in 1997, and cash used in 1996 for the start-up inventory for new stores in Leawood, Kansas and Boca Raton, Florida. These changes were partially offset by reduced merchandise payables.

         Investing activities used cash of $8,721,000 in 1998, provided cash of $881,000 in 1997 and used cash of $5,832,000 in 1996. Investing activities included capital expenditures for new stores in 1996, and modernization and refixturing of existing stores and support facilities totalling $10,095,000, $4,114,000 and $5,590,000 in 1998, 1997 and 1996, respectively. Proceeds from sales of property totalled $1,001,000 and $4,068,000 in 1998 and 1997, respectively. There were no property sales in 1996. In addition, the Company incurred capital lease obligations (not included in cash investing activities above) primarily for computer hardware and related software totalling $145,000 in 1996. There were no new capital lease obligations in 1998 or 1997.

         Financing activities used cash of $4,487,000 in 1998 and $26,387,000 in 1997, and provided cash of $7,927,000 in 1996. In 1998, the Company repaid $157,000 under its Revolving Credit Agreement, purchased and retired $2,160,000 of 6 3/4% Convertible Subordinated Debentures, satisfying its 1998 annual sinking fund payment plus $465,000 of the 1999 sinking fund payment and used $2,271,000 to service current maturities of long-term debt. In 1997, the Company borrowed $49,500,000 under its current Revolving Credit Agreement to repay the then outstanding principal balance under its former Credit Agreement. Also in 1997, the Company repaid $13,968,000 under its current Revolving Credit Agreement, prepaid $5,642,000 of principal on a mortgage obligation, purchased and retired $1,755,000 of 6 3/4% Convertible Subordinated Debentures, satisfying its annual sinking fund payment, and used $5,022,000 to service current maturities of long-term debt. In 1996, the Company borrowed $14,300,000 more under its former Credit Agreement than it had borrowed in 1995 and used $4,206,000 of cash to service current maturities of long-term debt, including the $1,725,000 annual sinking fund payment on its 6-3/4% Convertible Subordinated Debentures. The Company did not pay a cash dividend in 1998 or 1997. The Company paid cash dividends of $2,167,000 in 1996.

         The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations and debt maturities.

CORPORATE DEVELOPMENT

         The Company has no commitments for any new store locations at the present time. The Company reviews the performance of its less profitable stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision. In 1998, the Company sold closed facilities in Jackson and Kalamazoo, Michigan. At January 30, 1999, the Company holds a closed facility in Dearborn, Michigan, pending disposition.

         In 1997, the Company sold its Store for the Home in Grosse Pointe, Michigan. In July 1998, the Company consolidated its home store operations in its existing Apparel store in Grosse Pointe.

         In 1999, the Company has begun a 17,000 square foot expansion of its leased store in Naples, Florida and will remodel its Sarasota, Florida store. Both projects are scheduled for completion in time for the 1999 Holiday season.

         The Year 2000 issue results from early computer programming that used two digits rather than four to define the applicable year. If not corrected, this defect could, as the Company moves to the Year 2000, result in systems failures or miscalculations leading to disruptions in operations. The Company has taken actions to address this potential problem. In 1997, the Company established an internal task force which identified areas of concern, assigned a risk factor and priority to each area and evaluated the Company's hardware, software and devices using embedded chips. After completing this evaluation, it developed specific action plans to fix or replace all non-compliant software and hardware that could pose a significant risk to the Company's operations.

         The substantial majority of costs to replace non-compliant systems with Year 2000-compliant systems software and hardware would have been incurred regardless of the Year 2000 issue to meet current business needs and take advantage of new lower cost technology platforms. The Company expects to spend approximately $800,000 in programming costs, primarily in 1998 and 1999, of which approximately $400,000 had been spent through January 30, 1999, to make current systems Year 2000-compliant and to integrate them with new purchased software systems. The work is being performed principally by internal staff. The Company cannot reasonably measure the portion of these costs attributable solely to Year 2000 remediation versus work related to new systems. Some non-compliant systems scheduled for replacement are being remediated to ensure that the Company has compliant systems in the event that new systems aren't ready timely. This cost is included in the above estimate. The Company is scheduled to have all Year 2000-compliant systems tested and implemented by September 1999.

         The Company has requested Year 2000 compliance certification from its hardware and software vendors and from key merchandise vendors to obtain assurance that they have addressed Year 2000 issues that might disrupt the Company's operations or merchandise flow. The Company is evaluating the responses and has established a committee to develop contingency plans as necessary to avoid merchandise flow problems or other disruptions to its business.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. The Company's fixed rate debt obligations include 6 3/4% Convertible Subordinated Debentures due 2011, mortgage notes, collateral trust bonds and obligations under capital leases. Variable rate obligations include borrowings under the revolving credit facility and industrial development revenue bond obligations. For these debt obligations, the table presents scheduled principal maturities of long-term debt and related weighted average interest rates for each of the next five years, aggregate subsequent maturities and market value of debt at January 30, 1999. Average interest rates are based on contractual rates for fixed rate obligations and current rates for variable rate obligations. Dollars are in thousands:

------------------------------------------------------------------------------
                          Fixed Rate Obligations    Variable Rate Obligations
                          ----------------------    -------------------------
                            Amount      Average      Amount       Average
Scheduled Maturity Date    Maturing  Interest Rate  Maturing   Interest Rate
------------------------------------------------------------------------------
1999 ...................   $ 3,377       7.4%       $   342        3.9%
2000 ...................     3,869       7.3            316        3.7
2001 ...................    12,626       7.8         35,193        7.4
2002 ...................     3,268       7.1            318        3.7
2003 ...................     8,007       7.8            420        3.7
Thereafter .............    28,632       6.8          7,154        3.7
                           -------      ----        -------       ----
Total debt maturities ..   $59,779       7.2%       $43,743        6.7%
                           =======      ====        =======        ===
Market value of debt at
  January 30, 1999 .....   $55,900                  $43,700
                           =======                  =======



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements and supplementary financial information are filed as part of this report on pages F-1 through F-20:
         Consolidated Statements of Earnings, Three Fiscal Years Ended
            January 30, 1999.
         Consolidated Statements of Cash Flows, Three Fiscal Years Ended
            January 30, 1999.
         Consolidated Balance Sheets, January 30, 1999, January 31, 1998 and
            January 25, 1997.
         Consolidated Statements of Shareholders' Equity, Three Fiscal years
            Ended January 30, 1999.
         Notes to Consolidated Financial Statements.
         Summary of Significant Accounting Policies.
         Quarterly Information (Unaudited).
         Report of Independent Public Accountants.

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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by Part III is incorporated by reference from those portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be held May 27, 1999, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the following captions:

         "VotingSecurities and Principal Holders Thereof" (pages 1-3, inclusive, of the proxy statement).

         "Election of Directors" (pages 4-8, inclusive, thereof).

         "Executive Compensation" (pages 9-17, inclusive, thereof); but excluding from this incorporation by reference everything appearing under the captions "Compensation Committee Report on Executive Compensation" and "Performance Graph" (pages 14-17, inclusive, thereof).

         Information with respect to executive officers of the Company is set forth on pages 10-11 of this report.

         For the purpose of stating the aggregate market value of voting stock held by non-affiliates on the cover of this report, the registrant considers that the directors of the registrant, the executive officers listed on page 10 of this report, the Jacobson's Retirement Savings & Profit Sharing Plan, the Jacobson Pension Plan, and The Jacobson Stores Foundation are affiliates, and that all other shareholders are non-affiliates. This statement is without prejudice to the classification of any shareholder at other times or for other purposes.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

         (a) The following financial statements, financial statement schedules, and exhibits are filed as part of this report:

                                                                         Page
                                                                         ----
         (1) FINANCIAL STATEMENTS:

          Consolidated Statements of Earnings, Three Fiscal Years
             Ended January 30, 1999                                      F-1

          Consolidated Statements of Cash Flows, Three Fiscal Years
             Ended January 30, 1999                                      F-2

          Consolidated Balance Sheets, January 30, 1999,
             January 31, 1998, and January 25, 1997                      F-3

          Consolidated Statements of Shareholders' Equity, Three
             Fiscal Years Ended January 30, 1999                         F-4

          Notes to Consolidated Financial Statements                     F-5/
                                                                         F-15

          Summary of Significant Accounting Policies                     F-16/
                                                                         F-17

          Quarterly Information (Unaudited)                              F-18/
                                                                         F-19

          Report of Independent Public Accountants                       F-20


          (2) FINANCIAL STATEMENT SCHEDULES:

          Schedule VIII - Valuation and Qualifying Accounts and
          Reserves, Year Ended January 30, 1999                          S-1


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

         10(a)* Amendment to Employment Agreement, between Jacobson Stores Inc. and P. Gerald Mills, dated April 7, 1999.

         10(b)* Amendment to Employment Agreement, between Jacobson Stores Inc. and Paul W. Gilbert, dated April 7, 1999.

         10(c)* Amendment to Employment Agreement, between Jacobson Stores Inc. and James A. Rodefeld, dated April 7, 1999.

         10(d)* Executive Employment Agreement, dated as of April 12, 1999, between Jacobson Stores Inc. and Theodore R. Kolman.

         10(e)* Deferred Compensation Plan, Amended and Restated effective January 28, 1999.

         10(f)* Jacobson Stores Inc. Management Incentive Plan, dated March 25, 1999.

         23      Consent of Arthur Andersen LLP.

         27      Financial Data Schedule.

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

3(ii)     By-laws, Jacobson Stores Inc., as                Exhibit 3(ii) to Form 10-Q,
          amended November 20, 1997.                       Quarter Ended October 25,
                                                           1997.












Current                                                         Identification of
Exhibit            Description of Exhibit                          Prior Filing
-------            ----------------------                       -----------------
4(a)      Revolving Credit Agreement, dated as             Exhibit 4(c) to Form 10-K,
          of March 24, 1997, between Jacobson              Year Ended January 25, 1997.
          Stores Inc. and The CIT Group/Business
          Credit, as agent.

4(b)      Amendment to Revolving Credit Agreement,         Exhibit 4 to Form 10-Q,
          dated June 8, 1998.                              Quarter Ended August 1, 1998.

4(c)      Election under Section 780, Michigan             Exhibit 28 to Form 10-Q,
          Business Corporation Act.                        Quarter Ended October 27,
                                                           1984.

4(d)      Indenture dated as of December 15,               File #33-10532:
          1986 between Jacobson Stores Inc.                Exhibit 4(a) to Form S-2
          and National Bank of Detroit, as                 (Amendment No. 1), filed
          Trustee.                                         December 12, 1986.

4(e)      Rights Agreement dated as of October 9,          Exhibit I to Form 8-A, dated
          1998 between Jacobson Stores Inc. and            October 26, 1998.
          Norwest Bank Minnesota, N.A., as
          Rights Agent.

10(g)*    Employment Agreement, dated as of                Exhibit 10(a) to Form 10-Q,
          June 11, 1998, between Jacobson Stores Inc.      Quarter Ended May 2, 1998.
          and P. Gerald Mills.

10(h)*    Employment Agreement, dated as of                Exhibit 10(b) to Form 10-Q,
          June 11, 1998, between Jacobson Stores Inc.      Quarter Ended May 2, 1998.
          and Paul W. Gilbert.

10(i)*    Employment Agreement, dated as of                Exhibit 10(c) to Form 10-Q,
          June 11, 1998, between Jacobson Stores Inc.      Quarter Ended May 2, 1998.
          and James A. Rodefeld.

10(j)*    Executive Employment Agreement, dated as         Exhibit 10(a) to Form 10-Q,
          of July 6, 1998, between Jacobson Stores Inc.    Quarter Ended October 31,
          and George P. Kelly.                             1998.

10(k)*    Executive Employment Agreement, dated as         Exhibit 10(d) to Form 10-K
          of April 15, 1998, between Jacobson Stores       Year Ended January 31, 1998.
          Inc. and Herman J. Heinle.

10(l)*    Release and Waiver Agreement dated               Exhibit 10 to Form 10-Q,
          May 26, 1998, between Jacobson Stores Inc.       Quarter Ended August 1, 1998.
          and Herman J. Heinle.








Current                                                         Identification of
Exhibit            Description of Exhibit                          Prior Filing
-------            ----------------------                       -----------------
10(m)*    Split Dollar Agreement, dated January 31,        Exhibit 10(k) to Form 10-K
          1992, between Jacobson Stores Inc. and           Year Ended January 27, 1996.
          Paul W. Gilbert.

10(n)*    Release and Settlement Agreement effective       Exhibit 10(a) to Form 10-Q
          May 25, 1997, between Jacobson Stores Inc.       Quarter Ended July 26,1997.
          and Joseph H. Fisher.

10(o)*    Release and Waiver Agreement dated               Exhibit 10(a) to Form 10-Q
          October 7, 1997, between Jacobson                Quarter Ended October 25,
          Stores Inc. and Robert L. Moles.                 1997.

10(p)*    Jacobson Stores Inc. Deferred                    Exhibit 10(f) to Form 10-K
          Compensation Plan, as amended                    Year Ended January 31, 1998.
          and restated March 26, 1998.

10(q)*    Jacobson Stock Option Plan of 1994.              Exhibit A to Proxy Statement
                                                           in connection with the Annual
                                                           Meeting of Shareholders held
                                                           on May 26, 1994.

10(r)*    First Amendment to Jacobson Stock                Exhibit 10(m) to Form 10-K,
          Option Plan of 1994.                             Year Ended January 27, 1996.

10(s)*    Second Amendment to Jacobson Stock               Exhibit 10(b) to Form 10-Q,
          Option Plan of 1994.                             Quarter Ended July 26, 1997.

10(t)*    Third Amendment to Jacobson Stock                Exhibit A to Proxy Statement
          Option Plan of 1994.                             dated April 10, 1998 in connec-
                                                           tion with Annual Meeting of
                                                           Shareholders held May 28, 1998.

10(u)*    Jacobson Stores Inc. Management                  Exhibit 10(g) to Form 10-K,
          Incentive Plan, dated March 26, 1998.            Year Ended January 31, 1998.

21        Schedule of Subsidiaries.                        Exhibit 21 to Form 10-K, Year
                                                           Ended January 27, 1996.

         With the exception of Exhibits 4(a), 4(b) and 4(d), instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries have been omitted. The amount of debt authorized under each such omitted instrument is less than 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

         In addition to Exhibits 10(a) through 10(d) and 10(g) to 10(m), inclusive, the registrant has employment agreements with two other executive officers, which are not considered material in amount or significance.

         (b) The Company did not file any reports on Form 8-K during its fourth fiscal quarter ended January 30, 1999.

         (c)   See Item 14(a)(3).

         (d)   See Item 14(a)(2).

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: April 8, 1999                JACOBSON STORES INC.



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


         JACOBSON STORES INC.                                    Date
                                                                 ----

         By:  /s/  P. Gerald Mills                           April 8, 1999
              --------------------------------------
              P. Gerald Mills, Chairman of the
                 Board, President and Chief
                 Executive Officer, and Director
                 (Principal Executive Officer)

         By:  /s/  Paul W. Gilbert                           April 8, 1999
              --------------------------------------
              Paul W. Gilbert, Vice Chairman
                 of the Board, and Director
                 (Principal Financial Officer)


         By:  /s/  Timothy J. Spalding                       April 8, 1999
              --------------------------------------
              Timothy J. Spalding, Vice
                 President and Controller
                 (Principal Accounting Officer)

         JACOBSON STORES INC.                                    Date
                                                                 ----

         By:  /s/  Herbert S. Amster                         April 8, 1999
              --------------------------------------
              Herbert S. Amster, Director



         By:  /s/  Leslie E. Dietzman                        April 8, 1999
              --------------------------------------
              Leslie E. Dietzman, Director



         By:  /s/  Herman S. Kohlmeyer, Jr.                  April 8, 1999
              --------------------------------------
              Herman S. Kohlmeyer, Jr., Director



         By:  /s/  Kathleen McCree Lewis                     April 8, 1999
              --------------------------------------
              Kathleen McCree Lewis, Director



         By:  /s/  Michael T. Monahan                        April 8, 1999
              --------------------------------------
              Michael T. Monahan, Director



         By:  /s/  M. Marnette Perry                         April 8, 1999
              --------------------------------------
              M. Marnette Perry, Director



         By:  /s/  Philip H. Power                           April 8, 1999
              --------------------------------------
              Philip H. Power, Director



         By:  /s/  Richard Z. Rosenfeld                      April 8, 1999
              --------------------------------------
              Richard Z. Rosenfeld, Director



         By:  /s/  Robert L. Rosenfeld                       April 8, 1999
              --------------------------------------
              Robert L. Rosenfeld, Director



         By:  /s/  James L. Wolohan                          April 8, 1999
              --------------------------------------
              James L. Wolohan, Director

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS


                                                     Year Ended
                                         -------------------------------------
                                         January 30,  January 31,  January 25,
(in thousands except per share data)        1999        1998(1)        1997
------------------------------------------------------------------------------


NET SALES .............................   $ 444,305    $ 447,471    $ 432,469
                                          ---------    ---------    ---------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
      occupancy expenses ..............     295,272      300,918      293,826
   Selling, general and administrative
      expenses ........................     139,220      138,797      142,348
   Interest expense, net ..............       7,915        9,178        9,384
   Store closing costs (credit) .......        --           (340)       4,200
   Gain on sale of property ...........        (617)      (2,987)        --
                                          ---------    ---------    ---------

          Total costs and expenses ....     441,790      445,566      449,758
                                          ---------    ---------    ---------

EARNINGS (LOSS) BEFORE INCOME TAXES ...       2,515        1,905      (17,289)

PROVISION (CREDIT) FOR INCOME TAXES ...         880          691       (5,827)
                                          ---------    ---------    ---------

NET EARNINGS (LOSS) ...................   $   1,635    $   1,214    $ (11,462)
                                          =========    =========    =========

EARNINGS (LOSS) PER COMMON SHARE:
   Basic and Diluted ..................   $    0.28    $    0.21    $   (1.98)
                                          =========    =========    =========

(1) 53 week year.


The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (pages F-16 and F-17) are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended
                                                      -------------------------------------
                                                      January 30,  January 31,  January 25,
(in thousands)                                           1999        1998(1)        1997
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ...........................    $  1,635     $  1,214     $(11,462)
   Gain on sale of property ......................        (617)      (2,987)        --
   Store closing costs (credit) ..................        --           (340)       4,200
   Adjustments to reconcile net earnings
     (loss) to cash provided by (used in)
     operating activities:
      Depreciation and amortization ..............       8,429        9,128       10,195
      Deferred taxes .............................         (74)         263       (5,449)
      Other liabilities ..........................        (337)         570        1,436
      Change in:
         Receivables from customers, net .........       1,973        7,586        1,424
         Merchandise inventories .................      (4,379)       8,800       (5,626)
         Prepaid expenses and other assets .......         (37)       1,590        1,005
         Accounts payable and accrued expenses ...       5,579       (2,521)       1,811
         Current income taxes ....................          82        1,215        2,174
                                                      --------     --------     --------
              Net cash provided by (used in)
                operating activities .............      12,254       24,518         (292)
                                                      --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property ................       1,001        4,068         --
   Additions to property and equipment ...........     (10,095)      (4,114)      (5,590)
   Other non-current assets ......................         373          927         (242)
                                                      --------     --------     --------
              Net cash provided by (used in)
                investing activities .............      (8,721)         881       (5,832)
                                                      --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt ...................        --         49,500       14,300
   Reduction of long-term debt ...................      (4,588)     (75,887)      (4,206)
   Proceeds of exercise of stock options .........         101         --           --
   Cash dividends paid ...........................        --           --         (2,167)
                                                      --------     --------     --------
              Net cash provided by (used in)
                financing activities .............      (4,487)     (26,387)       7,927
                                                      --------     --------     --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................        (954)        (988)       1,803
   Cash and cash equivalents,
     beginning of year ...........................       3,883        4,871        3,068
                                                      --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR ...........    $  2,929     $  3,883     $  4,871
                                                      ========     ========     ========

(1) 53 week year


SUPPLEMENTARY CASH FLOW INFORMATION
The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Investing and financing activities not reported in the Consolidated Statements of Cash Flows, because they do not involve cash, include equipment acquired through capital lease obligations of $145,000 in 1996. There were no new capital lease obligations in 1998 and 1997.

Interest paid (net of interest capitalized) was $7,948,000 in 1998, $9,330,000 in 1997 and $9,233,000 in 1996. The Company paid income taxes totalling $872,000 in 1998. The Company received income tax refunds totalling $782,000 in 1997 and $2,541,000 in 1996.

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (pages F-16 and F-17) are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                              January 30,   January 31,  January 25,
(in thousands)                                  1999           1998        1997
-----------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ............    $   2,929     $   3,883     $   4,871
    Receivables from customers, net ......       32,151        34,124        41,710
    Merchandise inventories ..............       90,454        86,075        94,875
    Prepaid expenses and other assets ....        1,370         1,333         2,923
    Refundable income taxes ..............         --            --             855
    Deferred taxes .......................        4,894         3,696         3,994
                                              ---------     ---------     ---------
          Total current assets ...........      131,798       129,111       149,228
                                              ---------     ---------     ---------
PROPERTY AND EQUIPMENT, NET ..............       84,989        83,707        89,802
                                              ---------     ---------     ---------
OTHER ASSETS .............................       20,088        20,461        21,388
                                              ---------     ---------     ---------
                                              $ 236,875     $ 233,279     $ 260,418
                                              =========     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt .....    $   3,719     $   3,972     $   4,350
   Accounts payable ......................       34,769        32,108        31,320
   Accrued expenses ......................       16,774        13,856        17,505
   Accrued income taxes ..................          442           360          --
                                              ---------     ---------     ---------
          Total current liabilities ......       55,704        50,296        53,175
                                              ---------     ---------     ---------
LONG-TERM DEBT ...........................       99,803       104,138       130,147
                                              ---------     ---------     ---------
DEFERRED TAXES ...........................        6,386         5,262         5,297
                                              ---------     ---------     ---------
OTHER LIABILITIES ........................        4,045         4,382         3,812
                                              ---------     ---------     ---------
SHAREHOLDERS' EQUITY:
   Common stock ..........................        5,975         5,966         5,966
   Paid-in surplus .......................        7,201         7,109         7,109
   Retained earnings .....................       58,160        56,525        55,311
   Treasury stock ........................         (399)         (399)         (399)
                                              ---------     ---------     ---------
                                                 70,937        69,201        67,987
                                              ---------     ---------     ---------
                                              $ 236,875     $ 233,279     $ 260,418
                                              =========     =========     =========


The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (pages F-16 and F-17) are an integral part of these statements.



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                 Common      Paid-in    Retained    Treasury
(in thousands except number of shares)           Stock       Surplus    Earnings      Stock
---------------------------------------------------------------------------------------------

BALANCE, January 27, 1996 ..................    $  5,966    $  7,109    $ 68,940     $   (399)


FIFTY-TWO WEEKS ENDED January 25, 1997:
   Net loss ................................        --          --       (11,462)        --
   Dividends paid, 37 1/2cents per share ...        --          --        (2,167)        --
                                                --------    --------    --------     --------

BALANCE, January 25, 1997 ..................       5,966       7,109      55,311         (399)


FIFTY-THREE WEEKS ENDED January 31, 1998:
   Net earnings ............................        --          --         1,214         --
                                                --------    --------    --------     --------

BALANCE, January 31, 1998 ..................       5,966       7,109      56,525         (399)
                                                --------    --------    --------     --------


FIFTY-TWO WEEKS ENDED January 30, 1999:
   Net earnings ............................        --          --         1,635         --
   Exercise of stock options ...............           9          92        --           --
                                                --------    --------    --------     --------

BALANCE, January 30, 1999 ..................    $  5,975    $  7,201    $ 58,160     $   (399)
                                                ========    ========    ========     ========


PREFERRED STOCK
Authorized 1,000,000 shares, $1 par value; no shares outstanding at January 25, 1997, January 31, 1998 and January 30, 1999.

COMMON STOCK
Authorized 15,000,000 shares, $1 par value; 5,966,2212/3 shares issued at January 25, 1997 and January 31, 1998 and 5,975,4092/3 shares issued at January 30, 1999. Shares issued include 187,200 shares in treasury at January 25, 1997, January 31, 1998 and January 30, 1999.


The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (pages F-16 and F-17) are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



INTEREST EXPENSE

Components of net interest expense are summarized below:

(in thousands)                            1998      1997    1996
-----------------------------------------------------------------

Revolving Credit line ................   $3,089   $3,630   $2,071
Real estate obligations ..............    2,891    3,083    3,383
Long-term debt .......................    2,060    2,452    3,934
Capital lease obligations ............       40       77      120
                                         ------   ------   ------
                                          8,080    9,242    9,508
Less interest earned on
  short-term investments .............       65       64       46
Less interest capitalized on
  properties under development .......      100     --         78
                                         ------   ------   ------
                                         $7,915   $9,178   $9,384
                                         ======   ======   ======

STORE CLOSING

In March 1997, the Company closed three underperforming stores in Jackson, Kalamazoo and Dearborn, Michigan. The Company incurred a $4,200,000 pre-tax charge in fiscal 1996 to recognize estimated severance and related benefits and expense to hold the closed facilities pending disposition and to state property and equipment at estimated fair value. Store closing reserve activity was as follows:

(in thousands)                              1998        1997    1996
----------------------------------------------------------------------

Reserve at beginning of year .........   $ 2,623    $ 4,200    $  --
Reserve related to properties sold ...    (2,210)      --         --
Payments against reserve .............      (288)    (1,237)      --
Charges (credits) against reserve ....      --         (340)     4,200
                                         -------    -------    -------

Reserve at end of year ...............   $   125    $ 2,623    $ 4,200
                                         =======    =======    =======



At January 30, 1999, the store closing reserve is included in accrued expenses and represents estimated expense to hold a closed facility pending disposition.

Store closing credits totalled $224,000 after-tax in 1997. In 1996, store closing costs totalled $2,772,000 after-tax.

GAIN ON SALE OF PROPERTY

In fiscal 1998, the Company sold properties in Jackson and Kalamazoo, Michigan, at a combined after-tax gain totalling $407,000. In 1997, the Company sold its Store for the Home in Grosse Pointe, Michigan. In 1997, after-tax gains on sales of property totalled $1,972,000, including the Grosse Pointe property and immaterial gains on two non-operating properties.

ADVERTISING EXPENSE

The Company expenses advertising costs the first time the advertising takes place. Advertising expense totalled $17,566,000 in 1998, $16,735,000 in 1997 and $13,962,000 in 1996.

TAXES

The provision (credit) for income taxes consisted of:

(in thousands)          1998        1997        1996
----------------------------------------------------

Currently payable    $   954     $   428     $  (378)
Deferred ........        (74)        263      (5,449)
                     -------     -------     -------
                     $   880     $   691     $(5,827)
                     =======     =======     =======

Income taxes as a percent of earnings (loss) before income taxes differed from the statutory Federal income tax rate as follows:

(percent of earnings before income taxes)    1998    1997     1996
-------------------------------------------------------------------

Statutory Federal income tax rate .......    34.0%   34.0%   (34.0)%
Other ...................................     1.0     2.3      0.3
                                             ----    ----    -----
                                             35.0%   36.3%   (33.7)%
                                             ====    ====    =====


Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes and are classified as current or non-current in the consolidated balance sheets based on the classification of the assets and liabilities which gave rise to the temporary differences. The components of the net deferred income tax liability at January 30, 1999, January 31, 1998 and January 25, 1997, were as follows:
                                           January     January     January
(in thousands)                               1999        1998       1997
--------------------------------------------------------------------------

Deferred Tax Liabilities:
    Accelerated depreciation .........     $ 2,658     $ 3,292     $ 3,930
    Additional pension cost
      deductible or tax purposes .....       5,152       5,208       5,811
    Other ............................         216         354         827
                                           -------     -------     -------
                                             8,026       8,854      10,568
                                           -------     -------     -------
Deferred Tax Assets:
    Store closing reserves ...........        --           906       1,428
    Accrued employee benefits ........       1,592       1,029         914
    Accrued vacation pay .............       1,292       1,283       1,267
    Additional inventory capitalized
      for tax purposes ...............         991         980       1,076
    Alternative minimum tax credit
      carryforward ...................        --           962         922
    Net operating loss carryforward ..        --          --         1,119
    Deferred rent ....................       1,031         944         558
    Other ............................       1,628       1,184       1,981
                                           -------     -------     -------
                                             6,534       7,288       9,265
                                           -------     -------     -------
Net deferred tax liability ...........     $ 1,492     $ 1,566     $ 1,303
                                           =======     =======     =======


The Company believes it is more likely than not that deferred tax assets will be used to offset future tax obligations. Accordingly, the Company has not recorded a related valuation allowance.

Taxes other than income taxes were as follows:

(in thousands)                                   1998        1997       1996
------------------------------------------------------------------------------

Payroll taxes ..............................   $ 8,087     $ 8,195     $ 8,074
Real estate and personal property taxes ....     4,185       4,337       4,317
Other taxes ................................     1,061         913       1,084
                                               -------     -------     -------

                                               $13,333     $13,445     $13,475
                                               =======     =======     =======

CUSTOMER CREDIT AND RECEIVABLES

Credit sales under Jacobson credit plans were 35.7% of total sales in 1998, 38.1% in 1997 and 44.6% in 1996. Credit plans consist of option and extended payment accounts.

Revenues and direct costs associated with the Company's credit program are summarized below:

(in thousands)                                   1998        1997        1996
------------------------------------------------------------------------------

Finance charge revenues and fees ..........     $5,650      $6,185      $5,844
                                                ------      ------      ------

Cost of credit operation:
   Credit and collection administration ...      1,274       1,392       1,754
   Allocated interest expense .............      2,543       2,922       3,028
   Provision for doubtful accounts,
     net of recoveries ....................        885         993       1,026
   Provision for income taxes .............        322         299          12
                                                ------      ------      ------
                                                 5,024       5,606       5,820
                                                ------      ------      ------
Net income from credit program ............     $  626      $  579      $   24
                                                ======      ======      ======

   As a percent of credit sales ...........        0.4%        0.3%       -- %
                                                ======      ======      ======



The finance charge rate assessed under the Company's credit plans is 20.4%. Allocated interest expense is computed at the average rate of interest incurred on the Revolving Credit line applied to the average total receivables from customers. The average rate was 8.0% in 1998, 8.3% in 1997 and 7.5% in 1996.

Receivables from customers at year-end were as follows:

                                        January     January     January
(in thousands)                           1999        1998         1997
-----------------------------------------------------------------------

Receivables from customers ........     $32,749     $34,761     $42,460
Less reserve for doubtful
  accounts ........................         598         637         750
                                        -------     -------     -------

                                        $32,151     $34,124     $41,710
                                        =======     =======     =======


Accounts written off, net of recoveries, were $924,000 in 1998, $1,106,000 in 1997 and $1,049,000 in 1996 (0.58%, 0.65% and 0.54%, respectively, of credit sales).


MERCHANDISE INVENTORIES

All merchandise inventories are valued at cost, which is lower than market, as determined by the retail last-in, first-out (LIFO) method. At year-end, merchandise inventories were as follows:

                                         January      January      January
(in thousands)                             1999         1998         1997
--------------------------------------------------------------------------

Inventories at first-in,
  first-out (FIFO) cost ...........     $108,263     $104,708     $111,955
Less LIFO reserves ................       17,809       18,633       17,080
                                        --------     --------     --------
                                        $ 90,454     $ 86,075     $ 94,875
                                        ========     ========     ========

LONG-TERM LEASES

At January 30, 1999, the Company was obligated under non-cancelable long-term leases for certain stores or portions of stores, and for certain fixtures and equipment. Many of the leases contain renewal options. Most require payment of taxes, insurance, and other costs applicable to the property and some require additional rentals based on percentages of sales, which are recorded as rental expense for both capital and operating leases.

Future minimum rental commitments as of January 30, 1999, for all non-cancelable leases which had a remaining term of more than one year were as follows:

                                          Operating    Capital
(in thousands)                              Leases     Leases
---------------------------------------------------------------
1999 .................................     $  8,004     $ 208
2000 .................................        7,638        76
2001 .................................        7,618        76
2002 .................................        7,540         8
2003 .................................        7,349      --
Thereafter ...........................      102,080      --
                                           --------     -----
Total minimum lease payments .........     $140,229       368
                                           ========
Less imputed interest ................                     37
                                                        -----
Capital lease obligations, including
  current maturities of $186 .........                  $ 331
                                                        =====


Capital leases are treated as installment purchases of depreciable property and included in the consolidated balance sheets as property and equipment while the related lease obligations are included in long-term debt. Interest based on these obligations and amortization based on the lease terms are charged to current operations in lieu of rental expense. All other leases are considered operating leases and are accounted for by recording rental expense over the terms of the leases.

Rental expense (net of rental income) was as follows:

(in thousands)                          1998       1997       1996
-------------------------------------------------- ---------------

Buildings and improvements:
   Operating leases:
      Minimum rent ..............     $7,146     $7,003     $5,651
      Percentage rent ...........      1,188      1,652      1,034
   Capital leases:
      Percentage rent ...........        273        272        292
                                      ------     ------     ------
                                      $8,607     $8,927     $6,977
                                      ======     ======     ======

Fixtures and equipment:
   Operating leases .............     $  927     $  864     $  802
                                      ======     ======     ======

PROPERTY AND EQUIPMENT

Property and equipment at year-end are set forth below:

                                         January      January      January
(in thousands)                             1999         1998        1997
---------------------------------------------------------------------------

Land and improvements ..............     $  8,439     $  8,496     $  9,010
Buildings and improvements .........       88,702       87,948       90,739
Furniture, fixtures and equipment ..       55,113       49,710       49,364
Leasehold improvements .............       12,742       13,038       12,286
Construction in progress ...........        3,636        3,384        1,727
Capital leases .....................        9,232        9,232        9,954
                                         --------     --------     --------
                                          177,864      171,808      173,080
Less accumulated depreciation and
  amortization .....................       92,875       88,101       83,278
                                         --------     --------     --------
                                         $ 84,989     $ 83,707     $ 89,802
                                         ========     ========     ========

Depreciation and amortization amounted to $8,429,000 in 1998, $9,128,000 in 1997 and $10,195,000 in 1996.

CAPITAL AND MAINTENANCE EXPENDITURES

Capital expenditures, including amounts under capital leases, for the past three years are summarized below:

                  Stores and Store  Support Facilities
(in thousands)      Modernization      and Equipment        Total
-----------------------------------------------------------------

1998 .......        $ 2,255                $ 7,840        $10,095
1997 .......          1,332                  2,782          4,114
1996 .......          4,444                  1,291          5,735


Stores and store modernization expenditures include those made for the acquisition of land, buildings and improvements, and related fixtures and equipment for new stores and expansion and re-fixturing of existing stores. Support facilities and equipment expenditures relate to information systems and corporate office and service center facilities.

Repairs and maintenance expense totalled $1,879,000 in 1998, $1,972,000 in 1997 and $2,201,000 in 1996.

RETIREMENT PLANS

The Company has a trusteed non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under the plan are based on a final average pay formula. Service cost and the projected benefit obligation under the projected unit credit actuarial method reflect the impact of estimated increases in compensation on future pension benefits. Unrecognized pension costs and credits, including actuarial gains and losses, are amortized over the average remaining service period of those employees expected to receive pension benefits. Pension expense was $162,000 in 1998, $1,775,000 in 1997 and $2,113,000 in 1996. The Company's funding policy satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Pension plan assets are managed by independent investment managers.

Net periodic pension expense was as follows:

Components of Net Pension Expense
       (in thousands)                    1998         1997         1996
-------------------------------------------------------------------------
Service cost for benefits earned
  during the year ................     $ 1,657      $ 2,341      $ 2,324
Interest cost on projected
  benefit obligation .............       3,759        3,868        3,634
Expected return on assets ........      (5,383)      (4,906)      (4,406)
Net amortization and deferral ....         129          472          561
                                       -------      -------      -------
Net pension expense ..............     $   162      $ 1,775      $ 2,113
                                       =======      =======      =======

Changes in the projected benefit obligation, plan assets and reconciliation of the funded status of the plan were as follows:

                                                                    December 31,
                                                           --------------------------------
Funded Status (in thousands)                                  1998       1997       1996
-------------------------------------------------------------------------------------------
Change in Projected Benefit Obligation:
   Projected benefit obligation at beginning of year ...   $ 53,059    $ 52,724    $ 51,196
   Service cost for benefits earned during the year ....      1,657       2,341       2,324
   Interest cost on projected benefit obligation .......      3,759       3,868       3,634
   Amendments ..........................................       --          (470)       --
   Actuarial (gain) loss ...............................      4,022      (2,756)     (1,765)
   Benefits paid .......................................     (3,180)     (2,648)     (2,665)
                                                           --------    --------    --------
           Projected benefit obligation at end of year..   $ 59,317    $ 53,059    $ 52,724
                                                           ========    ========    ========
Change in Plan Assets:
   Fair value of plan assets at beginning of year ......   $ 70,257    $ 58,357    $ 50,879
   Actual return on plan assets ........................      2,811      13,259       5,895
   Employer contribution ...............................       --         1,289       4,248
   Benefits paid .......................................     (3,180)     (2,648)     (2,665)
                                                           --------    --------    --------
           Fair value of plan assets at end of year ....   $ 69,888    $ 70,257    $ 58,357
                                                           ========    ========    ========
Reconciliation of Funded Status:
   Funded status .......................................   $ 10,571    $ 17,198    $  5,633
   Unrecognized net actuarial (gain) loss ..............      4,488      (1,977)     10,074
                                                           --------    --------    --------
           Net prepaid pension cost(1) .................   $ 15,059    $ 15,221    $ 15,707
                                                           ========    ========    ========

(1)Included in other assets on the consolidated balance sheets.

Actuarial Assumptions                         1998        1997       1996
----------------------------------------------------------------------------
Discount rate:
   Beginning of year......................     7 1/4%      7 1/2%   7 1/4%
   End of year............................     6 3/4       7 1/4    7 1/2
Expected return on plan assets............     9           9        9
Rate of increase in compensation..........     5           5        5


The Company contributed and charged to expense $277,000 in 1998, $263,000 in 1997 and $294,000 in 1996 for multi-employer pension plans. These contributions were determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Under the provisions of the Multi-Employer Pension Plan Amendments Act of 1980, if the Company should substantially or totally withdraw from a multi-employer pension fund, it would be required to continue contributions to such plan to the extent of its portion of the plan's unfunded vested liability. Management has no plans to terminate operations that would subject the Company to such liability.

The Company has a qualified salary deferral plan under Internal Revenue Code
Section 401(k). All employees of the Company who have completed one year of service and are at least age 21 are eligible to participate in this plan. Under this plan, the Company may elect to match 20% of the first 3% of employee contributions per participant. These matching contributions vest immediately. The charges to operations for matching contributions to the plan were $330,000 in 1998, $351,000 in 1997 and $366,000 in 1996.

ACCRUED EXPENSES

Accrued expenses at year-end were as follows:

                                        January      January      January
(in thousands)                            1999         1998         1997
-------------------------------------------------------------------------

Wages and vacation pay ...........      $ 7,135      $ 7,158      $ 7,804
Pension ..........................         --           --            181
Taxes other than income taxes ....        1,733        1,431        1,844
Interest .........................          870          877        1,048
Other ............................        7,036        4,390        6,628
                                        -------      -------      -------
                                        $16,774      $13,856      $17,505
                                        =======      =======      =======


FINANCING

The Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. Loans under the facility bear interest at either or both of two variable interest rate alternatives as chosen by the Company. One of the interest rates may decrease if the Company meets specified performance measures, which were not met in 1998. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for loans.

Borrowings under the Revolving Credit facility mature on March 24, 2001. Each year, beginning in 1999, the Company may request a one-year extension of the maturity date, subject to lender approval. Any party may terminate the facility as of the maturity date by giving 90 days notice. The Company may also terminate the facility early upon 90 days notice if it pays a termination fee equal to one-half of one percent a year (for what would have been the remaining term of the facility) of the average daily balance of loans and letters of credit under the facility since its inception. The facility carries a line of credit fee equal to one-quarter of one percent a year of the excess of the aggregate commitments under the facility (currently $80,000,000) over the amount of loans and letters of credit outstanding and an agent's fee of $45,000 a year. Borrowings under the facility are guaranteed by the Company's subsidiaries and secured by accounts receivable, inventory and related intangible assets and proceeds thereof of the Company and its subsidiaries.

Revolving Credit line borrowings and interest rates for the past three years were as follows:

(in thousands)                               1998     1997       1996
-----------------------------------------------------------------------

Maximum amount outstanding..............   $55,974   $54,899    $43,500
Daily weighted average amount
  outstanding...........................    38,801    43,277     27,707
Daily weighted average interest rate....       8.0%      8.3%       7.5%

At year-end, long-term debt, less current maturities, consisted of the following:

                                             January      January    January
(in thousands)                                 1999         1998       1997
------------------------------------------------------------------------------

6 3/4% Convertible Subordinated
  Debentures due 2011 ...................    $ 27,600    $ 29,325    $ 31,050
Mortgage notes and collateral trust
   bonds due through 2013,
   at rates from 5.89% to 8.45% .........      28,657      30,582      37,827
Term loan, at a fixed rate of 7.99% .....        --          --        20,000
Industrial development revenue
   bond obligations due through 2015,
   at variable rates below prime ........       8,526       8,868       9,126
Notes under Revolving Credit line, at a
   blended rate below prime .............      34,875      35,032      31,500
                                             --------    --------    --------
                                               99,658     103,807     129,503

Capital lease obligations ...............         145         331         644
                                             --------    --------    --------

                                             $ 99,803    $104,138    $130,147
                                             ========    ========    ========


The 6 3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable at the option of the Company at par. Mandatory annual sinking fund payments of $1,725,000 are required each December 15. At January 30, 1999, 883,000 shares of authorized common stock were reserved for conversion.

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

Aggregate maturities of long-term debt for the next five years are as follows:

                                                        Capital
                                          Long-Term      Lease
(in thousands)                              Debt      Obligations(1)    Total
-----------------------------------------------------------------------------

1999...................................    $ 3,533        $186        $ 3,719
2000...................................      4,119          66          4,185
2001...................................     47,747          72         47,819
2002...................................      3,580           7          3,587
2003...................................      8,427          --          8,427

(1) Excluding imputed interest.

Based on the quoted market price of the 6 3/4% Convertible Subordinated Debentures due 2011 and on the current rates offered to the Company for other long-term debt of similar remaining maturities, the estimated fair value of total long-term debt, excluding capital lease obligations, was less than the carrying value by approximately $4,000,000 at January 30, 1999, $6,500,000 at January 31, 1998 and $8,100,000 at January 25, 1997.

STOCK OPTIONS

At January 30, 1999, 734,875 shares of Jacobson Stores Inc. common stock were reserved for issuance under a stock option plan adopted in 1994 and options for an additional 658,937 shares were available for grant to directors and employees.

The Company follows the disclosure requirements of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation", but continues to account for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined in accordance with SFAS No. 123 in 1998, the Company would have had net earnings of $776,000 ($0.13 per share). In 1997, the Company's net earnings and earnings per common share would have been $501,000 ($0.09 per share) under SFAS No. 123, and in 1996 the Company's net loss per common share would have been $12,036,000 ($2.08 per share).

Option activity for the past three years was as follows:

                                             Number   Weighted Average
                                            of Shares   Option Price
                                            ---------   ------------
Options outstanding at January 27, 1996
   (including exercisable options for
   108,663 shares) ......................    331,350      $11.31

Activity during 1996:
   Granted ..............................    186,500        8.84
   Expired ..............................    122,250       10.70
                                             -------

Options outstanding at January 25, 1997
   (including exercisable options for
   239,350 shares) ......................    395,600       10.33

Activity during 1997:
   Granted ..............................    357,000        8.93
   Expired ..............................    131,850       12.33
                                             -------
Options outstanding at January 31, 1998
   (including exercisable options for
   304,313 shares) ......................    620,750        9.14

Activity during 1998:
   Granted ..............................    173,000       13.66
   Exercised ............................      9,188       11.01
   Expired ..............................     49,687       11.50
                                             -------

Options outstanding at January 30, 1999
   (including exercisable options for
   456,907 shares) ......................    734,875      $10.02
                                             =======      ======


The weighted average fair value of options granted in 1998, 1997 and 1996 totalled $7.87, $6.18 and $5.27, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in valuing the option grants for 1998, 1997 and 1996, respectively, were expected life, 9.88, 9.94 and 9.89 years; interest rate, 5.60%, 6.73% and 6.35%; and volatility (the measure by which the stock price has fluctuated or will be expected to fluctuate during the period), 34.93%, 37.07% and 34.87%.

At January 30, 1999, 501,625 of the outstanding options have exercise prices that range between $7.25-$9.75, with a weighted average exercise price of $8.69. Of these options, 397,594 options are exercisable, with a weighted average exercise price of $8.51 and a weighted average contractual maturity of 7.9 years. The remaining 233,250 outstanding options have exercise prices that range between $10.19-$14.38, with a weighted average exercise price of $12.87. Of these options, 59,303 options are exercisable, with a weighted average exercise price of $11.72 and a weighted average contractual maturity of 5.4 years.

PREFERRED STOCK PURCHASE RIGHTS

On August 27, 1998, the Board of Directors declared a dividend of one Series A Preferred Stock Purchase Right on each Common Share outstanding. The dividend was payable to shareholders of record on October 25, 1998, and is payable with respect to certain common shares issued thereafter. The Company also adopted a Rights Agreement, effective October 25, 1998, to replace an expiring Rights Plan, pursuant to which the Rights are issued. Each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock at an exercise price of $100, subject to adjustment. The Company has reserved 100,000 shares of Series A Preferred Stock for issuance on the exercise of the Rights. The Rights trade with the Company's Common Shares until they become exercisable, which occurs on the date of public announcement that any person or group has acquired, or 10 days (or such later date as the Board of Directors may determine) after the commencement of, or public announcement of an intention to commence, an offer to acquire beneficial ownership of 20% or more of the Company's Common Shares (subject to certain exceptions, including an offer to buy all shares that is approved by the Company's disinterested directors). After the Rights become exercisable, each Right (except those of the acquiring person or group) will entitle the holder to purchase upon exercise of the Right, at the then current exercise price of the Right, Company Common Shares having an average market value of twice the current exercise price of the Right. Alternatively, if the Company is acquired in a merger or other business combination or if more than 50% of its assets or earning power are sold to an acquiring person or in a transaction in which all holders of Common Shares are not treated alike, each Right (except those of the acquiring person or group) will entitle the holder to purchase, upon exercise, at the then current exercise price of the Right, common shares of the acquiring company having an average market value of twice the current exercise price of the Right. The Rights may be redeemed by the Company for one cent per Right prior to the date a person or group acquires 20% or more of the Company's Common Shares, and will expire on October 25, 2008, unless extended or earlier redeemed by the Board of Directors.


EARNINGS PER SHARE

Basic earnings per common share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. Earnings per common share are calculated as follows:


(dollars and shares in thousands)         1998        1997        1996
-------------------------------------------------------------------------

Earnings (loss) available to
  common shareholders ..............    $  1,635    $  1,214    $(11,462)
                                        ========    ========    ========

Weighted average common shares
  outstanding ......................       5,784       5,779       5,779
Dilutive stock options .............         118          44        --
                                        --------    --------    --------

   Shares used to calculate dilute
     earnings per common share .....       5,902       5,823       5,779
                                        ========    ========    ========

Earnings (loss) per common share:
   Basic ...........................    $    .28    $    .21    $  (1.98)
   Diluted .........................         .28         .21       (1.98)
                                        ========    ========    ========


Potential common shares attributable to stock options or assumed conversion of debentures are reported in the above table only if dilutive. Potential shares represented by anti-dilutive stock options totalled 152,000, 165,000 and 232,000 in 1998, 1997 and 1996, respectively.

The Company's 6 3/4% Convertible Subordinated Debentures due 2011 represent potential common shares for computation of diluted earnings per share, but are anti-dilutive for 1998, 1997 and 1996. Assumed conversion of the debentures would have added 925,000, 972,000 and 1,042,000 to shares used to calculate diluted earnings per share in 1998, 1997 and 1996, respectively.

CONDENSED BALANCE SHEETS

Condensed balance sheets of Jacobson Stores Realty Company, Jacobson Credit Corp. and merchandising operations are shown below:

                                      January     January    January
(in thousands)                          1999        1998      1997
--------------------------------------------------------------------
JACOBSON STORES REALTY COMPANY
--------------------------------------------------------------------
Current assets ....................   $     71   $    182   $    189
Advances to Jacobson Stores Inc. ..     28,607     26,141     25,589
Property and equipment, net .......     43,245     46,933     51,458
Investments and other assets ......      2,334      2,461      2,633
                                      --------   --------   --------
       Assets .....................   $ 74,257   $ 75,717   $ 79,869
                                      ========   ========   ========

Current liabilities ...............   $  3,447   $  3,929   $  2,932
Long-term debt ....................     36,637     38,571
                                                              45,746
Other liabilities .................      1,476      1,891      2,299
Equity of Jacobson Stores Inc. ....     32,697     31,326     28,892
                                      --------   --------   --------
       Liabilities and Equity .....   $ 74,257   $ 75,717   $ 79,869
                                      ========   ========   ========

JACOBSON CREDIT CORP
--------------------------------------------------------------------
Current assets ....................   $   --     $   --     $   --
Advances to Jacobson Stores Inc. ..      8,524      8,524      8,524
                                      --------   --------   --------
       Assets .....................   $  8,524   $  8,524   $  8,524
                                      ========   ========   ========

Current liabilities ...............   $   --     $   --     $   --
Equity of Jacobson Stores Inc. ....      8,524      8,524      8,524
                                      --------   --------   --------
       Liabilities and Equity .....   $  8,524   $  8,524   $  8,524
                                      ========   ========   ========

JACOBSON STORES INC
(merchandising operations)
--------------------------------------------------------------------
Current assets ....................   $131,787   $130,235   $149,950
Property and equipment, net .......     41,744     36,774     38,344
Investments and other assets ......     20,972     21,278     22,094
                                      --------   --------   --------
       Assets .....................   $194,503   $188,287   $210,388
                                      ========   ========   ========

Current liabilities ...............   $ 52,320   $ 47,673   $ 50,729
Long-term debt ....................     63,166     65,567     84,401
Other liabilities .................     10,070      8,931      8,474
Advances from subsidiaries ........     37,131     34,665     34,113
Shareholders' equity ..............     31,816     31,451     32,671
                                      --------   --------   --------
       Liabilities and Equity .....   $194,503   $188,287   $210,388
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

    FISCAL YEAR. The Company's fiscal year ends on the last Saturday in January. Fiscal year 1997 consisted of 53 weeks and ended January 31, 1998. Fiscal years 1998 and 1996 consisted of 52 weeks and ended January 30, 1999 and January 25, 1997, respectively.

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

    RECLASSIFICATIONS. Certain amounts in prior year financial statements have been reclassified to conform to the 1998 presentation. None of these reclassifications affected net earnings.

    CHANGE IN ACCOUNTING PRINCIPLES - SEGMENT REPORTING. Effective January 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 introduces a new model for segment reporting, called the "management approach". The management approach is based on the way the Company's decision-makers organize segments for making operating decisions and assessing performance.

    The Company sells women's, men's and children's apparel and accessories, as well as home accessories, at its store locations. The Company's decision makers evaluate each store's operating performance. Under this organization, the operating segments have been aggregated into one reportable segment. The accounting policies of the operating segments are the same as those described in this Summary of Significant Accounting Policies.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                      QUARTERLY INFORMATION (unaudited)


OPERATING RESULTS

The unaudited quarterly operating results shown below were prepared using the same accounting policies that are applied to the annual data.

                                                                      Quarter
                                                  -----------------------------------------------
(in thousands, except per share data)                First      Second        Third      Fourth
-------------------------------------------------------------------------------------------------
1998
----
Net sales .....................................   $ 114,825   $  95,256    $  95,636    $ 138,588
Cost of merchandise sold, buying and
   occupancy expenses .........................      72,762      70,184       63,099       89,227
Selling, general and administrative expenses ..      36,204      31,390       35,165       36,461
Interest expense, net .........................       1,948       1,978        1,881        2,108
Gain on sale of property ......................        --          --           (659)          42
Earnings (loss) before income taxes ...........       3,911      (8,296)      (3,850)      10,750
Net earnings (loss) ...........................       2,542      (5,392)      (2,503)       6,988
Earnings (loss) per common share:
   Basic ......................................   $     .44   $    (.93)   $    (.43)   $    1.21
   Diluted ....................................         .42        (.93)        (.43)        1.21


1997
----
Net sales .....................................   $ 111,908   $  95,938    $  94,715    $ 144,910
Cost of merchandise sold, buying and
   occupancy expenses .........................      72,314      72,381       59,587       96,636
Selling, general and administrative expenses ..      33,800      30,561       34,421       40,015
Interest expense, net .........................       2,448       2,289        2,148        2,293
Store closing costs (credit) ..................        --          (340)        --           --
Gain on sale of property ......................        --          --           --         (2,987)
Earnings (loss) before income taxes ...........       3,346      (8,953)      (1,441)       8,953
Net earnings (loss) ...........................       2,175      (5,819)        (937)       5,795
Earnings (loss) per common share:
   Basic ......................................   $     .38   $   (1.00)   $    (.16)   $    1.00
   Diluted ....................................         .38       (1.00)        (.16)         .98


1996
----
Net sales .....................................   $ 106,525   $  93,990    $  90,778    $ 141,176
Cost of merchandise sold, buying and
   occupancy expenses .........................      68,260      69,258       59,410       96,898
Selling, general and administrative expenses ..      34,436      31,586       33,355       42,971
Interest expense, net .........................       2,272       2,272        2,262        2,578
Store closing costs ...........................        --          --           --          4,200
Earnings (loss) before income taxes ...........       1,557      (9,126)      (4,249)      (5,471)
Net earnings (loss) ...........................       1,012      (5,931)      (2,763)      (3,780)
Earnings (loss) per common share:
   Basic ......................................   $     .18   $   (1.02)   $    (.48)   $    (.65)
   Diluted ....................................         .18       (1.02)        (.48)        (.65)


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


                 As Reported                    As Reallocated
           ----------------------         ------------------------
Quarter    1998      1997    1996          1998      1997     1996
---------------------------------         ------------------------

  1st      $.04     $.04     $.06         $(.02)     $.04     $.01
  2nd       .03      .03      .01          (.02)      .04      .01
  3rd       .03      .03      .03          (.02)      .04      -
  4th      (.19)     .08     (.07)         (.03)      .06      .01
           ----     ----     ----          ----      ----     ----

          $(.09)    $.18     $.03         $(.09)     $.18     $.03
          =====     ====     ====         =====      ====     ====

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



    To Jacobson Stores Inc.:

    We have audited the accompanying consolidated balance sheets of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of January 30, 1999, January 31, 1998 and January 25, 1997 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Stores Inc. and subsidiaries as of January 30, 1999, January 31, 1998 and January 25, 1997 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.






                                                    /s/  ARTHUR ANDERSEN LLP
                                                    ------------------------
    Detroit, Michigan
    March 5, 1999


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                               JANUARY 30, 1999
                                (in thousands)



                Column A                        Column B    Column C     Column D      Column E

                                                            Amounts
                                                            Charged      Deductions
                                                Balance    (Credited)        For       Balance
                                               Beginning    to Costs &     Amounts     End of
               Description                     of Period    Expenses        Paid       Period
               -----------                     ---------    --------        ----       ------

52 WEEKS ENDED JANUARY 25, 1997:

Store Closing Costs -
    Severance and related benefits .........    $  --       $   900        $  --       $   900
    Reserve to state property and
       equipment at estimated fair value ...       --         2,350           --         2,350
    Expense to hold closed facilities
       pending disposition .................       --           950           --           950
                                                -------     -------        -------     -------

                                                $  --       $ 4,200        $  --       $ 4,200
                                                =======     =======        =======     =======

53 WEEKS ENDED JANUARY 31, 1998:

Store Closing Costs -
    Severance and related benefits .........    $   900     $  (200)       $  (700)    $  --
    Reserve to state property and
       equipment at estimated fair value ...      2,350        (140)          --         2,210
    Expense to hold closed facilities
       pending disposition .................        950        --             (537)        413
                                                -------     -------         -------    -------

                                                $ 4,200     $  (340)       $(1,237)    $ 2,623
                                                =======     =======        =======     =======

52 WEEKS ENDED JANUARY 30, 1999:

Store Closing Costs -
    Reserve to state property and
       equipment at estimated fair value ...    $ 2,210     $(2,210)       $  --       $  --
    Expense to hold closed facilities
       pending disposition .................        413        --             (288)        125
                                                -------     -------        -------     -------

                                                $ 2,623     $(2,210)       $  (288)    $   125
                                                =======     =======        =======     =======


                                   EXHIBITS


         10(a) Amendment to Employment Agreement, between Jacobson Stores Inc. and P. Gerald Mills, dated April 7, 1999.

         10(b) Amendment to Employment Agreement, between Jacobson Stores Inc. and Paul W. Gilbert, dated April 7, 1999.

         10(c) Amendment to Employment Agreement, between Jacobson Stores Inc. and James A. Rodefeld, dated April 7, 1999.

         10(d) Executive Employment Agreement, dated as of April 12, 1999, between Jacobson Stores Inc. and Theodore R. Kolman.

         10(e) Deferred Compensation Plan, Amended and Restated effective January 28, 1999.

         10(f) Jacobson Stores Inc. Management Incentive Plan, dated March 25, 1999.

         23     Consent of Arthur Andersen LLP.

         27     Financial Data Schedule.

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

3(ii)    By-laws, Jacobson Stores Inc., as                  Exhibit 3(ii) to Form 10-Q,
         amended November 20, 1997.                         Quarter Ended October 25,
                                                            1997.












Current                                                        Identification of
Exhibit           Description of Exhibit                         Prior Filing
-------           ----------------------                       -----------------
4(a)     Revolving Credit Agreement, dated as               Exhibit 4(c) to Form
         10-K, of March 24, 1997, between Jacobson          Year Ended January 25,
         Stores Inc. and The CIT Group/Business             1997.
         Credit, as agent.

4(b)     Amendment to Revolving Credit Agreement,           Exhibit 4 to Form 10-Q,
         dated June 8, 1998.                                Quarter Ended August 1,
                                                            1998.

4(c)     Election under Section 780, Michigan               Exhibit 28 to Form 10-Q,
         Business Corporation Act.                          Quarter Ended October 27,
                                                            1984.

4(d)     Indenture dated as of December 15,                 File #33-10532:
         1986 between Jacobson Stores Inc.                  Exhibit 4(a) to Form S-2
         and National Bank of Detroit, as                   (Amendment No. 1), filed
         Trustee.                                           December 12, 1986.

4(e)     Rights Agreement dated as of October 9,            Exhibit I to Form 8-A, dated
         1998 between Jacobson Stores Inc. and              October 26, 1998.
         Norwest Bank Minnesota, N.A., as
         Rights Agent.

10(g)    Employment Agreement, dated as of                  Exhibit 10(a) to Form 10-Q,
         June 11, 1998, between Jacobson Stores Inc.        Quarter Ended May 2, 1998.
         and P. Gerald Mills.

10(h)    Employment Agreement, dated as of                  Exhibit 10(b) to Form 10-Q,
         June 11, 1998, between Jacobson Stores Inc.        Quarter Ended May 2, 1998.
         and Paul W. Gilbert.

10(i)    Employment Agreement, dated as of                  Exhibit 10(c) to Form 10-Q,
         June 11, 1998, between Jacobson Stores Inc.        Quarter Ended May 2, 1998.
         and James A. Rodefeld.

10(j)    Executive Employment Agreement, dated as           Exhibit 10(a) to Form 10-Q,
         of July 6, 1998, between Jacobson Stores Inc.      Quarter Ended October 31,
         and George P. Kelly.                               1998.

10(k)    Executive Employment Agreement, dated as of        Exhibit 10(d) to Form 10-K
         April 15, 1998, between Jacobson Stores Inc.       Year Ended January 31,
         and Herman J. Heinle.                              1998.

10(l)    Release and Waiver Agreement dated                 Exhibit 10 to Form 10-Q,
         May 26, 1998, between Jacobson Stores Inc.         Quarter Ended August 1,
         and Herman J. Heinle.                              1998.






Current                                                        Identification of
Exhibit           Description of Exhibit                         Prior Filing
-------           ----------------------                       -----------------
10(m)    Split Dollar Agreement, dated January 31,          Exhibit 10(k) to Form 10-K
         1992, between Jacobson Stores Inc. and             Year Ended January 27, 1996.
         Paul W. Gilbert

10(n)    Release and Settlement Agreement effective         Exhibit 10(a) to Form 10-Q
         May 25, 1997, between Jacobson Stores Inc.         Quarter Ended July 26,1997.
         and Joseph H. Fisher.

10(o)    Release and Waiver Agreement dated                 Exhibit 10(a) to Form 10-Q
         October 7, 1997, between Jacobson                  Quarter Ended October 25,
         Stores Inc. and Robert L. Moles.                   1997.

10(p)    Jacobson Stores Inc. Deferred                      Exhibit 10(f) to Form 10-K
         Compensation Plan, as amended                      Year Ended January 31, 1998.
         and restated March 26, 1998.

10(q)    Jacobson Stock Option Plan of 1994.                Exhibit A to Proxy Statement
                                                            in connection with the Annual
                                                            Meeting Shareholders held on
                                                            May 26, 1994.

10(r)    First Amendment to Jacobson Stock                  Exhibit 10(m) to Form 10-K,
         Option Plan of 1994.                               Year Ended January 27, 1996.

10(s)    Second Amendment to Jacobson Stock                 Exhibit 10(b) to Form 10-Q,
         Option Plan of 1994.                               Quarter Ended July 26, 1997.

10(t)    Third Amendment to Jacobson Stock                  Exhibit A to Proxy Statement
         Option Plan of 1994.                               dated April 10, 1998 in connec-
                                                            tion with Annual Meeting of
                                                            Shareholders held May 28,
                                                            1998.

10(u)    Jacobson Stores Inc. Management                    Exhibit 10(g) to Form 10-K,
         Incentive Plan, dated March 26, 1998.              Year Ended January 31, 1998.

21       Schedule of Subsidiaries.                          Exhibit 21 to Form 10-K, Year
                                                            Ended January 27, 1996.
