Form 10-Q
period 1999-05-01
JACOBSON STORES INC
filed 1999-06-15
CIK 53025

FORM 10-Q


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended May 1, 1999

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

                         Common Stock ($1 Par Value):
              5,788,209-2/3 Shares outstanding as of May 1, 1999




              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                  FORM 10-Q

                        For Quarter Ended May 1, 1999


                                    INDEX

                                                                         Page
PART I: FINANCIAL INFORMATION

    Item 1. Financial Statements

       .  Consolidated Balance Sheets - May 1, 1999 and
          January 30, 1999                                                 1

       .  Consolidated Statements of Earnings - Thirteen Week Periods
          Ended May 1, 1999 and May 2, 1998                                2

       .  Consolidated Statements of Cash Flows - Thirteen Week
          Periods Ended May 1, 1999 and May 2, 1998                        3

       .  Notes to Consolidated Financial Statements                       4

       Review by Independent Public Accountants                            6

       Exhibit:

       .  Report of Independent Public Accountants                         7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk    13

PART II: OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                          14

        All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                15

INDEX OF EXHIBITS





              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)

                                                 May 1,    January 30,
ASSETS                                           1999         1999
                                                ------     ----------
CURRENT ASSETS:
    Cash and cash equivalents                  $   2,645    $   2,929
    Receivables from customers, net               30,521       32,151
    Merchandise inventories                       91,925       90,454
    Prepaid expenses and other assets              1,124        1,370
    Deferred taxes                                 4,894        4,894
                                               ---------    ---------

                Total current assets             131,109      131,798
                                               ---------    ---------
PROPERTY AND EQUIPMENT, NET                       84,119       84,989
                                               ---------    ---------
OTHER ASSETS                                      20,124       20,088
                                               ---------    ---------
                                               $ 235,352    $ 236,875
                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt          $   2,504    $   3,719
    Accounts payable                              28,907       34,769
    Accrued expenses                              18,300       16,774
    Accrued income taxes                           1,367          442
                                               ---------    ---------
                Total current liabilities         51,078       55,704
                                               ---------    ---------
LONG-TERM DEBT                                   100,356       99,803
                                               ---------    ---------
DEFERRED TAXES                                     6,386        6,386
                                               ---------    ---------
OTHER LIABILITIES                                  3,951        4,045
                                               ---------    ---------
SHAREHOLDERS' EQUITY:
    Common stock                                   5,975        5,975
    Paid-in surplus                                7,201        7,201
    Retained earnings                             60,804       58,160
    Treasury stock                                  (399)        (399)
                                               ---------    ---------
                                                  73,581       70,937
                                               ---------    ---------
                                               $ 235,352    $ 236,875
                                               =========    =========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per share data)
                                 (unaudited)

                                                     Thirteen Weeks Ended
                                                     --------------------
                                                       May 1,     May 2,
                                                        1999       1998
                                                      --------   --------

NET SALES                                             $113,959   $114,825
                                                      --------   --------
COSTS AND EXPENSES:
     Cost of merchandise sold, buying and
         occupancy expenses                             73,697     72,762

       Selling, general and administrative expenses 34,391 36,204 Interest expense, net
                                                         1,804      1,948
                                                      --------   --------

               Total costs and expenses                109,892    110,914
                                                      --------   --------

EARNINGS BEFORE INCOME TAXES                             4,067      3,911

PROVISION FOR INCOME TAXES                               1,423      1,369
                                                      --------   --------

NET EARNINGS                                          $  2,644   $  2,542
                                                      ========   ========



EARNINGS PER COMMON SHARE:
     Basic                                            $   0.46   $   0.44
     Diluted                                              0.46       0.42
                                                      ========   ========






       The accompanying notes are a integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                          Thirteen Weeks Ended
                                                          --------------------
                                                            May 1,     May 2,
                                                             1999      1998
                                                            -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                           $ 2,644    $ 2,542
    Adjustments to reconcile net earnings to cash
    provided by operating activities:
        Depreciation and amortization                        2,104      2,120
        Deferred taxes                                        --          (26)
        Other liabilities                                      (94)      (184)

        Change in:
            Receivables from customers, net                  1,630      1,910
            Merchandise inventories                         (1,471)    (4,282)
            Prepaid expenses and other assets                  246         83
            Accounts payable and accrued expenses           (4,336)       665
            Current income taxes                               925        974
                                                           -------    -------


                    Net cash provided by operating
                         activities                          1,648      3,802
                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                     (1,234)    (3,216)
    Other non-current assets                                   (36)       (75)
                                                           -------    -------

                    Net cash used in investing activities   (1,270)    (3,291)
                                                           -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt                              1,038      2,596
    Reduction of long-term debt                             (1,701)      (620)
    Proceeds of exercise of stock options                     --            3
                                                           -------    -------

                    Net cash provided by (used in)
                        financing activities                  (662)     1,979
                                                           -------    -------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                   (284)     2,490
                                                           -------    -------

    Cash and cash equivalents, beginning of period           2,929      3,883
                                                           -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 2,645    $ 6,373
                                                           =======    =======


       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                        For Quarter Ended May 1, 1999


           The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

           Because of the nature of the specialty department store business, the results for the thirteen week periods ended May 1, 1999 and May 2, 1998 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

   (1)     EARNINGS PER SHARE

           Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to potential common shares represented by stock options and the Company's 6-3/4% Convertible Subordinated Debentures due 2011, except if anti-dilutive. Earnings per common share are calculated as follows:

                                                         Thirteen Weeks
                                                        ---------------
            (dollars and shares in thousands)            1999     1998
            ---------------------------------           ------   ------

           Earnings available to common shareholders    $2,644   $2,542
                                                        ======   ======

           Weighted average common shares outstanding    5,788    5,779
           Dilutive stock options                         --        204
                                                        ------   ------

                 Shares used to calculate diluted
                    earnings per common share            5,788    5,983
                                                        ======   ======

           Earnings per common share:
                 Basic                                  $  .46   $  .44
                 Diluted                                   .46      .42
                                                        ======   ======

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                        For Quarter Ended May 1, 1999


   (2)     CUSTOMER CREDIT AND RECEIVABLES

           Receivables from customers were as follows:
                                                         May 1,   January 30,
                  (in thousands)                          1999       1999
                  ----------------------------------    --------  -----------

                  Receivables from customers             $31,142    $32,749
                  Less reserve for doubtful accounts         621        598
                                                         -------    -------

                                                         $30,521    $32,151
                                                         =======    =======

   (3)     MERCHANDISE INVENTORIES

           Merchandise inventories were as follows:
                                                         May 1,   January 30,
                  (in thousands)                          1999       1999
                  ----------------------------------    --------  -----------

                  Inventories at first-in, first out
                      (FIFO) cost                       $110,069   $108,263
                  Less LIFO reserves                      18,144     17,809
                                                        --------   --------

                                                        $ 91,925   $ 90,454
                                                        ========   ========

   (4)     PROPERTY AND EQUIPMENT

           Property and equipment are set forth below:
                                                         May 1,   January 30,
                  (in thousands)                          1999       1999
                  ----------------------------------    --------  -----------

                  Property and equipment                $179,066   $177,864
                  Less accumulated depreciation
                      and amortization                    94,947     92,875
                                                        --------   --------

                                                        $ 84,119   $ 84,989
                                                        ========   ========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                        For Quarter Ended May 1, 1999




   (5)     SUPPLEMENTARY CASH FLOW INFORMATION

           The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

           Interest paid (net of interest capitalized) totalled $1,439,000 and $1,483,000 in the thirteen week periods ended May 1, 1999 and May 2, 1998, respectively. The Company paid income taxes totalling $502,000 and $423,000 in the thirteen week periods ended May 1, 1999 and May 2, 1998, respectively.

   (6)     FINANCING

           In May 1999, the Company and the lenders under its Revolving Credit Agreement extended the maturity date by one year to March 24, 2002.






           REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

           Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirteen week period ended May 1, 1999. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                                                     EXHIBIT
                             ARTHUR ANDERSEN LLP




                   Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of May 1, 1999 and the related condensed consolidated statements of earnings and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Jacobson Stores Inc. and subsidiaries as of January 30, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                      /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
May 14, 1999

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION

                        For Quarter Ended May 1, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The registrant, Jacobson Stores Inc., a Michigan corporation and successor to a business founded in 1868, offers customers distinctive apparel and accessories for women, men and children, as well as decorative accents for the home. The Company operates 24 specialty stores in Michigan, Indiana, Kansas, Kentucky, Ohio and Florida, catering to discerning customers with preferences for high quality merchandise and individualized service provided by knowledgeable sales associates.

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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED MAY 1, 1999 COMPARED TO THIRTEEN WEEKS ENDED MAY 2, 1998

       Sales for the quarter ended May 1, 1999, totalled $113,959,000, a decrease of 0.8% from 1998. The Company operated the same number of stores in 1999 and 1998.

       The Company's gross profit percentage decreased to 35.3% for the thirteen weeks this year from 36.6% in 1998, reflecting principally higher markdowns partially offset by higher markup.

       Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 30.2 % in the quarter from 31.5% one year ago. The decrease is due primarily to lower sales promotion expense, partially offset by one-time expense (primarily severance) to integrate the Company's Florida and Midwest buying offices.

       Interest expense, expressed as a percentage of sales, decreased to 1.6% for the quarter from 1.7% one year ago, primarily due to lower average long-term borrowings.

       1999 net earnings for the thirteen weeks totalled $2,644,000, or 46 cents per common share, compared to $2,542,000, or 44 cents per common share, last year. As a percent of sales, net earnings were 2.3% in 1999 compared to 2.2% in 1998.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION


                        For Quarter Ended May 1, 1999


b.     LIQUIDITY AND CAPITAL RESOURCES

       At May 1, 1999, the Company's current ratio was 2.57 to 1 and working capital totalled $80,031,000 including $2,645,000 of cash and cash equivalents. At January 30, 1999, the current ratio was 2.37 to 1 and working capital totalled $76,094,000, including $2,929,000 of cash and cash equivalents.

       The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs, debt service and expenditures to modernize and refixture existing stores. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. As of May 1, 1999, the Company had borrowed $35,914,000 under this facility and had $44,086,000 of borrowing availability. For the quarter ended May 1, 1999, the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 7.5%.

       The Company's debt obligations that are sensitive to changes in interest rates, scheduled principal maturities, weighted average interest rates associated with those maturities and market value of debt have not changed materially from fiscal year-end, except that in May 1999 the Company received a one-year extension of the revolving credit facility maturity date to March 24, 2002. In the Form 10-K for the year ended January 30, 1999, revolving credit borrowings of $34,875,000 were included in 2001 principal maturities.

 c.    CASH FLOWS

       Cash and cash equivalents decreased $284,000 in the thirteen weeks ended May 1, 1999, compared to an increase of $2,490,000 in the thirteen weeks ended May 2, 1998. Cash flows are impacted by operating, investing and financing activities. In the thirteen weeks this year, cash provided by operating activities totalled $1,648,000, compared to $3,802,000 in 1998.

       Net operating cash inflows in the 1999 quarter resulted primarily from earnings before non-cash charges and collection of receivables from customers, partially offset by seasonal inventory increases and paydown of accounts payable. Net cash inflows in the 1998 quarter resulted primarily from earnings before non-cash charges and collection of receivables from customers, partially offset by seasonal inventory increases.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION


                        For Quarter Ended May 1, 1999


       Investing activities used cash of $1,270,000 in the thirteen weeks this year compared to $3,291,000 used in 1998. Capital expenditures totalled $1,234,000 in the first thirteen weeks of 1999 compared to $3,216,000 in the comparable 1998 period.

       Financing activities used cash of $662,000 in the thirteen weeks this year compared to $1,979,000 provided last year. In the thirteen weeks in 1999, the Company borrowed $1,038,000 under its revolving credit facility, used $471,000 to service current maturities of long-term debt and used $1,230,000 to purchase 6 3/4% Convertible Subordinated Debentures, satisfying all but $30,000 of the December 1999 sinking fund requirement. In 1998, the Company borrowed $2,596,000 under its revolving credit facility and used $620,000 to service current maturities of long-term debt.

       The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations and debt maturities.

d.     CORPORATE DEVELOPMENT

       The Company has no commitments for any new store locations at the present time. The Company reviews the performance of its less profitable stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision. In 1998, the Company sold closed facilities in Jackson and Kalamazoo, Michigan. At May 1, 1999, the Company holds a closed facility in Dearborn, Michigan, pending disposition.

       In 1999, the Company is constructing a 17,000 square foot expansion of its leased store in Naples, Florida and is remodeling its Sarasota, Florida store. Both projects are scheduled for completion in time for the 1999 Holiday season.

       The Company is actively addressing the issues related to the year 2000. In 1997, the Company assessed its critical information systems, communications networks, equipment and facilities, and established a plan of action to remediate or replace all non-compliant software and hardware that could pose a significant risk to the Company's operations. The Company expects to complete remediation or replacement, testing and implementation of all key systems by September 1999.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION

                        For Quarter Ended May 1, 1999

       In addition, the Company has contacted third-party providers of computer hardware and software to secure appropriate representations that such hardware or software is or will be year 2000 compliant. The Company has received year 2000 compliant versions of most third-party software and expects to complete testing and implementation of those third-party software programs that have been identified as critical to the Company's operation by September 1999.

       The Company believes its information systems will be ready for the year 2000. Under the most reasonably likely worst case scenario, it may experience isolated incidences of non-compliance. The Company expects that its technically trained personnel, working in cooperation with key vendors and service providers, should be able to address any year 2000 issues that may arise. As part of its contingency planning effort, the Company has made inquiries as to the year 2000 readiness of select key merchandise vendors. The Company is currently evaluating the responses to identify any significant exposure that may exist and to establish alternate sources or strategies where necessary. The Company believes it generally will have alternative sources of comparable products and services and does not expect to experience any material business interruption.

       Many risks, however, such as the failure to perform by public utilities, telecommunications providers and financial institutions, and the impact of the year 2000 issue on the economy as a whole, are outside the Company's control and could adversely affect the Company and its ability to conduct business. While the Company believes its remediation and contingency planning efforts adequately identify and address the year 2000 issues that are within the Company's reasonable control, there can be no assurance that the year 2000 issue will not have a material adverse impact on the Company's financial condition, operating results or business.

       The substantial majority of the costs to replace non-compliant software and hardware would have been incurred regardless of the year 2000 issue to meet current business needs and to take advantage of new lower cost technology platforms. In addition, the Company expects to spend approximately $800,000 in internal development costs related to year 2000 readiness, principally for payroll costs of its internal information systems staff in 1998 and 1999, of which approximately $550,000 had been spent through May 1, 1999. These system replacement and internal costs are expected to be funded primarily through cash flows from operations.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION

                        For Quarter Ended May 1, 1999


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

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION


                        For Quarter Ended May 1, 1999



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's debt obligations that are sensitive to changes in interest rates, scheduled principal maturities, weighted average interest rates associated with those maturities and market value of debt have not changed materially from fiscal year-end, except that in May 1999 the Company received a one-year extension of the revolving credit facility maturity date to March 24, 2002. In the Form 10-K for the year ended January 30, 1999, revolving credit borrowings of $34,875,000 were included in 2001 principal maturities.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART II: OTHER INFORMATION


                        For Quarter Ended May 1, 1999


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             10  Release and Waiver Agreement, dated as of March
                 29, 1999, between George Kelly and Jacobson
                 Stores Inc.

             15  Letter from Independent Public Accountants

             27  Financial Data Schedule

        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K during its fiscal quarter ended May 1, 1999.

              All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        For Quarter Ended May 1, 1999





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              JACOBSON STORES INC.
                                       -------------------------------------
                                                  (Registrant)



Date:    June 11    ,  1999        BY: /s/  P. Gerald Mills
       -------------                   -------------------------------------
                                       P. GERALD MILLS
                                       Chairman of the Board, President and
                                       Chief Executive Officer



Date:    June 11    ,  1999        BY: /s/   Paul W. Gilbert
       -------------                   -------------------------------------
                                       PAUL W. GILBERT
                                       Vice Chairman of the Board
                                       (Principal Financial Officer)

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                              INDEX OF EXHIBITS




           10 Release and Waiver Agreement, dated as of March 29, 1999, between George Kelly and Jacobson Stores Inc.

           15   Letter from Independent Public Accountants
           27   Financial Data Schedule



              All exhibits except as set forth above have been omitted as not applicable or not required.