Form 10-Q
period 1999-07-31
JACOBSON STORES INC
filed 1999-09-10
CIK 53025

FORM 10-Q


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended July 31, 1999

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

                         Common Stock ($1 Par Value):
             5,788,209-2/3 Shares outstanding as of July 31, 1999





              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                  FORM 10-Q

                       For Quarter Ended July 31, 1999


                                    INDEX

                                                                         Page
PART I:     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            .  Consolidated Balance Sheets -July 31, 1999 and
               January 30, 1999                                            1

            .  Consolidated Statements of Earnings - Thirteen and
               Twenty-Six Week Periods Ended July 31, 1999 and
               August 1, 1998                                              2

            .  Consolidated Statements of Cash Flows - Twenty- Six
               Week Periods Ended July 31, 1999 and August 1, 1998         3

            .  Notes to Consolidated Financial Statements                  4

            Review by Independent Public Accountants                       6

            Exhibit:

            .  Report of Independent Public Accountants                    7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8

   Item 3.  Quantitative and Qualitative Disclosures About Market
            Risk                                                          14

PART II:    OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders           15

   Item 6.  Exhibits and Reports on Form 8-K                              16

            All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                17

INDEX OF EXHIBITS






              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)

                                             July 31,   January 30,
ASSETS                                         1999        1999
                                            ---------   -----------
CURRENT ASSETS:
    Cash and cash equivalents               $   5,770    $   2,929
    Receivables from customers, net            25,683       32,151
    Merchandise inventories                    78,842       90,454
    Prepaid expenses and other assets           1,224        1,370
    Deferred taxes                              4,894        4,894
                                            ---------    ---------

                Total current assets          116,413      131,798
                                            ---------    ---------
PROPERTY AND EQUIPMENT, NET                    80,628       84,989
                                            ---------    ---------
OTHER ASSETS                                   20,115       20,088
                                            ---------    ---------
                                            $ 217,156    $ 236,875
                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt       $   2,497    $   3,719
    Accounts payable                           25,918       34,769
    Accrued expenses                           15,404       16,774
    Accrued income taxes                         --            442
                                            ---------    ---------
                Total current liabilities      43,819       55,704
                                            ---------    ---------
LONG-TERM DEBT                                 95,458       99,803
                                            ---------    ---------
DEFERRED TAXES                                  4,866        6,386
                                            ---------    ---------
OTHER LIABILITIES                               3,855        4,045
                                            ---------    ---------
SHAREHOLDERS' EQUITY:
    Common stock                                5,975        5,975
    Paid-in surplus                             7,201        7,201
    Retained earnings                          56,381       58,160
    Treasury stock                               (399)        (399)
                                            ---------    ---------
                                               69,158       70,937
                                            ---------    ---------
                                            $ 217,156    $ 236,875
                                            =========    =========

  The accompanying notes are an integral part of these statements.

         JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF EARNINGS
                (in thousands except per share data)
                             (unaudited)

                                            Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                           ----------------------    -----------------------
                                            July 31,    August 1,     July 31,    August 1,
                                              1999        1998          1999        1998
                                           ---------   ----------    ---------    ----------
NET SALES                                  $  94,186    $  95,256    $ 208,145    $ 210,081
                                           ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
    Cost of merchandise sold, buying and
        occupancy expenses                    68,609       70,184      142,306      142,946
    Selling, general and administrative
        expenses                              31,132       31,390       65,523       67,594
    Interest expense, net                      1,773        1,978        3,577        3,926
    Gain on sale of property                    (523)        --           (523)        --
                                           ---------    ---------    ---------    ---------

             Total costs and expenses        100,991      103,552      210,883      214,466
                                           ---------    ---------    ---------    ---------

EARNINGS (LOSS) BEFORE INCOME
   TAXES                                      (6,805)      (8,296)      (2,738)      (4,385)

PROVISION (CREDIT) FOR INCOME
    TAXES                                     (2,382)      (2,904)        (959)      (1,535)
                                           ---------    ---------    ---------    ---------


NET EARNINGS (LOSS)                        $  (4,423)   $  (5,392)   $  (1,779)   $  (2,850)
                                           =========    =========    =========    =========



EARNINGS (LOSS) PER COMMON SHARE:
    Basic and diluted                      $   (0.76)   $   (0.93)   $   (0.31)   $   (0.49)
                                           =========    =========    =========    =========





  The accompanying notes are an integral part of these statements.

         JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (unaudited)

                                                     Twenty-Six Weeks Ended
                                                     ----------------------
                                                      July 31,    August 1,
                                                        1999        1998
                                                     ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         $ (1,779)   $ (2,850)
    Gain on sale of property                             (523)       --
    Adjustments to reconcile net loss to
    cash provided by operating activities:
        Depreciation and amortization                   4,208       4,228
        Deferred taxes                                 (1,520)     (1,724)
        Other liabilities                                (190)       (199)

        Change in:
            Receivables from customers, net             6,468       6,580
            Merchandise inventories                    11,612       7,461
            Prepaid expenses and other assets             146          (7)
            Accounts payable and accrued expenses     (10,221)     (2,343)
            Current income taxes                         (442)       (360)
                                                     --------    --------

                    Net cash provided by
                      operating activities              7,759      10,786
                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                      2,315        --
    Additions to property and equipment                (1,639)     (5,302)
    Other non-current assets                              (27)       (202)
                                                     --------    --------

                    Net cash provided by (used in)
                      investing activities                649      (5,504)
                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt                        (5,567)     (6,241)
    Proceeds of exercise of stock options                --            81
                                                     --------    --------

                    Net cash used in financing
                      activities                       (5,567)     (6,160)
                                                     --------    --------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                             2,841        (878)

    Cash and cash equivalents, beginning of period      2,929       3,883
                                                     --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  5,770    $  3,005
                                                     ========    ========


  The accompanying notes are an integral part of these statements.

         JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


                   For Quarter Ended July 31, 1999


           The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

           Because of the nature of the specialty department store business, the results for the twenty-six week periods ended July 31, 1999 and August 1, 1998 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

   (1)     EARNINGS (LOSS) PER SHARE

           Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to potential common shares represented by stock options and the Company's 6-3/4% Convertible Subordinated Debentures due 2011, except if anti-dilutive. Earnings (loss) per common share are calculated as follows:

                                                   Thirteen Weeks        Twenty-Six Weeks
                                                  ------------------    ------------------
           (dollars and shares in thousands)        1999      1998        1999       1998
           -----------------------------------    -------    -------    -------    -------

           Net loss                               $(4,423)   $(5,392)   $(1,779)   $(2,850)
                                                  =======    =======    =======    =======

           Weighted average common shares
             outstanding                            5,788      5,782      5,788      5,781
           Dilutive stock options                       9        225          2        213
                                                  -------    -------    -------    -------

                Shares used to calculate
                 diluted loss per common share      5,797      6,007      5,790      5,994
                                                  =======    =======    =======    =======

           Loss per common share:
                 Basic and Diluted                $  (.76)   $  (.93)   $  (.31)   $  (.49)
                                                  =======    =======    =======    =======

         JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


                   For Quarter Ended July 31, 1999



   (2)     CUSTOMER CREDIT AND RECEIVABLES

           Receivables from customers were as follows:

                                                    July 31,  January 30,
           (in thousands)                            1999        1999
           ----------------------------------       --------  ----------

           Receivables from customers               $26,127     $32,749
           Less reserve for doubtful accounts           444         598
                                                    -------     -------

                                                    $25,683     $32,151
                                                    =======     =======

   (3)     MERCHANDISE INVENTORIES

           Merchandise inventories were as follows:
                                                     July 31,    January 30,
           (in thousands)                              1999         1999
           -----------------------------------       -------     -----------

           Inventories at first-in, first out
               (FIFO) cost                          $ 97,261      $108,263
           Less LIFO reserves                         18,419        17,809
                                                    --------      --------

                                                    $ 78,842      $ 90,454
                                                    ========      ========

   (4)     PROPERTY AND EQUIPMENT

           Property and equipment are set forth below:
                                                    July 31,    January 30,
           (in thousands)                             1999         1999
           ------------------------------           --------    -----------
           Property and equipment                   $175,327     $177,864
           Less accumulated depreciation
               and amortization                       94,699       92,875
                                                    --------     --------

                                                    $ 80,628     $ 84,989
                                                    ========     ========

         JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


                   For Quarter Ended July 31, 1999



   (5)     SUPPLEMENTARY CASH FLOW INFORMATION

           The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

           Interest paid (net of interest capitalized) totaled $3,606,000 and $3,959,000 in the twenty-six week periods ended July 31, 1999 and August 1, 1998, respectively. The Company paid income taxes totalling $1,007,000 and $548,000 in the twenty-six week periods ended July 31, 1999 and August 1, 1998, respectively.

   (6)     FINANCING

           In May 1999, the Company and the lenders under its Revolving Credit Agreement extended the maturity date by one year to March 24, 2002.






           REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

           Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the twenty-six week period ended July 31, 1999. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                                                     EXHIBIT

                         ARTHUR ANDERSEN LLP




              Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of July 31, 1999, and the related condensed consolidated statements of earnings and cash flows for the twenty-six week period then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
August 13, 1999

         JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                    PART I: FINANCIAL INFORMATION

                   For Quarter Ended July 31, 1999




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

           a. OPERATING RESULTS: THIRTEEN WEEKS ENDED JULY 31, 1999 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 1, 1998

                 Sales for the quarter ended July 31, 1999, totaled $94,186,000, a decrease of 1.1% from 1998. The Company operated the same number of stores in 1999 and 1998. The sales decrease in the quarter this year is primarily due to a phase-out of the Company's bridal salons, beginning in the second quarter of 1998.

                 The Company's gross profit percentage increased to 27.2% for the thirteen weeks this year from 26.3% in 1998, reflecting principally higher markup and lower markdowns.

                 Selling, general and administrative expenses totaled 33.1% of sales for the quarter, essentially unchanged from 33.0% one year ago. Expense dollars decreased $258,000 in the quarter this year, reflecting savings from integration of the Company's Florida and Midwest buying offices and lower direct selling payroll.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended July 31, 1999



                 Interest expense, expressed as a percentage of sales, decreased to 1.9% for the quarter from 2.1% one year ago, primarily due to lower revolving credit interest rates and borrowings and lower 6 3/4% Convertible Subordinated Debenture borrowings.

                 1999 net loss for the thirteen weeks totaled $4,423,000, or 76 cents per common share, compared to $5,392,000, or 93 cents per common share, last year. As a percent of sales, net loss totaled 4.7% in 1999 compared to 5.7% in 1998. 1999 results included an after-tax gain on sale of property totaling $340,000, or 6 cents per share.

           b. OPERATING RESULTS: TWENTY-SIX WEEKS ENDED JULY 31, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 1, 1998

                 Sales for the twenty-six weeks ended July 31, 1999, totaled $208,145,000, a decrease of 0.9% from 1998. The Company operated the same number of stores in 1999 and 1998. The sales decrease in the twenty-six weeks this year is primarily due to a phase-out of the Company's bridal salons, beginning in the second quarter of 1998.

                 The Company's gross profit percentage decreased to 31.6% for the twenty-six weeks this year from 32.0% in 1998, reflecting principally higher markdowns, partially offset by higher markup.

                 Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 31.5% for the twenty-six weeks from 32.2% one year ago. The decrease is due primarily to reduced sales promotion expense in the first quarter this year.

                 Interest expense, expressed as a percentage of sales, decreased to 1.7% from 1.9% in 1998, primarily due to lower revolving credit interest rates and borrowings and lower 6 3/4% Convertible Subordinated Debenture borrowings.

                 1999 net loss for the twenty-six weeks totaled $1,779,000, or 31 cents per common share, compared to $2,850,000, or 49 cents per common share, last year. As a percent of sales, net loss was 0.9% in 1999 compared to 1.4% in 1998. 1999 results included an after-tax gain on sale of property totaling $340,000, or 6 cents per share.

       c.        LIQUIDITY AND CAPITAL RESOURCES

                 At July 31, 1999, the Company's current ratio was 2.66 to 1 and working capital totaled $72,594,000, including $5,770,000 of cash and cash equivalents. At January 30, 1999, the current ratio was 2.37 to 1 and working capital totaled $76,094,000, including $2,929,000 of cash and cash equivalents.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended July 31, 1999


       The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs, debt service and expenditures to modernize and refixture existing stores. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. As of July 31, 1999, the Company had borrowed $31,529,000 under this facility and had $48,471,000 of borrowing availability. For the twenty-six weeks ended July 31, 1999, the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 7.5%.

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

 d.    CASH FLOWS

       Cash and cash equivalents increased $2,841,000 in the twenty-six weeks ended July 31, 1999, compared to a decrease of $878,000 in the twenty-six weeks ended August 1, 1998. Cash flows are impacted by operating, investing and financing activities. In the twenty-six weeks this year, cash provided by operating activities totaled $7,759,000, compared to $10,786,000 in 1998.

       Net operating cash inflows in the 1999 twenty-six weeks resulted primarily from earnings before non-cash charges, collection of receivables from customers and seasonal inventory decreases, partially offset by paydown of accounts payable. Net cash inflows in the 1998 twenty-six weeks resulted primarily from earnings before non-cash charges, collection of receivables from customers and seasonal inventory decreases, partially offset by paydown of accounts payable.

       Investing activities provided cash of $649,000 in the twenty-six weeks this year compared to $5,504,000 used in 1998. Capital expenditures totaled $1,639,000 in the first twenty-six weeks of 1999 compared to $5,302,000 in the comparable 1998 period. Proceeds from the sale of property in 1999 totaled $2,315,000.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION


                       For Quarter Ended July 31, 1999



       Financing activities used cash of $5,567,000 in the twenty-six weeks this year compared to $6,160,000 used last year. In the twenty-six weeks in 1999, the Company paid down $3,347,000 under its revolving credit facility, used $1,260,000 to purchase 6 3/4% Convertible Subordinated Debentures, satisfying the December 1999 sinking fund requirement, and used $960,000 to service current maturities of long-term debt. In 1998, the Company paid down $4,978,000 under the Revolving Credit Agreement, purchased $324,000 in principal amount of 6 3/4% Convertible Subordinated Debentures toward satisfaction of the $1,725,000 annual sinking fund requirement and used $939,000 to service current maturities of long-term debt.

       The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations and debt maturities.

e.     CORPORATE DEVELOPMENT

       The Company has no commitments for any new store locations at the present time. The Company reviews the performance of its less profitable stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision. In 1998, the Company sold closed facilities in Jackson and Kalamazoo, Michigan. In the second quarter of 1999, the Company sold a closed facility in Dearborn, Michigan.

       In 1999, the Company is constructing a 17,000 square foot expansion of its leased store in Naples, Florida and is remodeling its Sarasota, Florida store. Both projects are scheduled for completion in time for the 1999 Holiday season.

       The Company is actively addressing the issues related to the year 2000. In 1997, the Company assessed its critical information systems, communications networks, equipment and facilities, and established a plan of action to remediate or replace all non-compliant software and hardware that could pose a significant risk to the Company's operations. The Company expects to complete remediation or replacement, testing and implementation of all key systems by the end of September 1999.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended July 31, 1999


       In addition, the Company has contacted third-party providers of computer hardware and software to secure appropriate representations that such hardware or software is or will be year 2000 compliant. The Company has received year 2000 compliant versions of most third-party software and expects to complete testing and implementation of those third-party software programs that have been identified as critical to the Company's operation by the end of September 1999.

       The Company believes its information systems will be ready for the year 2000. Under the most reasonably likely worst case scenario, it may experience isolated incidents of non-compliance. The Company expects that its technically trained personnel, working in cooperation with key vendors and service providers, should be able to address any year 2000 issues that may arise. As part of its contingency planning effort, the Company has made inquiries as to the year 2000 readiness of select key merchandise vendors. The Company continues to evaluate the responses to identify any significant exposure that may exist and to establish alternate sources or strategies where necessary. The Company believes it generally will have alternative sources of comparable products and services and does not expect to experience any material business interruption.

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

       The substantial majority of the costs to replace non-compliant software and hardware would have been incurred regardless of the year 2000 issue to meet current business needs and to take advantage of new lower cost technology platforms. In addition, the Company expects to spend approximately $800,000 in internal development costs related to year 2000 readiness, principally for payroll costs of its internal information systems staff in 1998 and 1999, of which approximately $675,000 had been spent through July 31, 1999. These system replacement and internal costs are expected to be funded primarily through cash flows from operations.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION

                       For Quarter Ended July 31, 1999


       Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's capital resources to fund future operations) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the continued support of the Company's trade creditors and factors, the risks inherent in the level of the Company's long-term debt compared to its equity, the risks inherent in the Year 2000 computer issue, the risk of unanticipated operating expenses, general trends in retail clothing apparel purchasing, especially during the Christmas season, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION


                       For Quarter Ended July 31, 1999



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

                       For Quarter Ended July 31, 1999



ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Annual Meeting of Shareholders of the Company was held on May 27, 1999. At the Annual Meeting, Herbert S. Amster, Herman S. Kohlmeyer, Jr., P. Gerald Mills and M. Marnette Perry were elected as Directors to serve until the 2002 Annual Meeting of Shareholders and until their successors are elected and qualified. Also at the Annual Meeting, Leslie E. Dietzman was elected as a Director to serve until the 2000 Annual Meeting of Shareholders and until his successor is elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

                                                         Votes
                                                 ------------------------
                                                                Authority
                      Name                         For           Withheld
                      ----                         ---           --------
                 Herbert S. Amster               5,391,886        24,773
                 Herman S. Kohlmeyer, Jr.        5,390,742        25,917
                 P. Gerald Mills                 5,049,603       367,056
                 M. Marnette Perry               5,052,543       364,116
                 Leslie E. Dietzman              5,042,320       374,339

                 There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

                 In addition, at the Annual Meeting, the shareholders voted to appoint Arthur Andersen LLP, independent certified public accountants, as auditors for the fiscal year ending January 29, 2000. The following table shows the number of votes for and against the proposal and the number of votes abstaining with respect to the proposal:

                            For             Against           Abstain
                            ---             -------           -------
                          5,368,238         44,752             3,669

                 There were no broker non-votes in connection with the appointment of the Company's auditors at the Annual Meeting.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART II: OTHER INFORMATION

                       For Quarter Ended July 31, 1999




ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

                 15  Letter from Independent Public Accountants
                 27  Financial Data Schedule

        (b)      Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during its fiscal quarter ended July 31, 1999.

All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       For Quarter Ended July 31, 1999



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                              JACOBSON STORES INC.
                                       ----------------------------------
                                                   (Registrant)



Date:  September 10  , 1999        BY:    /s/  P. Gerald Mills
      ---------------                  ----------------------------------
                                       P. GERALD MILLS
                                       Chairman of the Board, President
                                       and Chief Executive Officer



Date:   September 10 , 1999        BY:    /s/  Paul W. Gilbert
      ---------------                  ----------------------------------
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