Form 10-Q
period 1999-10-30
JACOBSON STORES INC
filed 1999-12-10
CIK 53025

FORM 10-Q


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended October 30, 1999

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

                         Common Stock ($1 Par Value):
           5,788,209-2/3 Shares outstanding as of October 30, 1999






              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                  FORM 10-Q

                      For Quarter Ended October 30, 1999


                                    INDEX

                                                                                        Page
PART I:       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    .   Consolidated Balance Sheets - October 30, 1999 and
                        January 30, 1999                                                 1

                    .   Consolidated Statements of Earnings - Thirteen and
                        Thirty-Nine Week Periods Ended October 30, 1999 and
                        October 31, 1998                                                 2

                    .   Consolidated Statements of Cash Flows - Thirty-Nine
                        Week Periods Ended October 30, 1999 and October 31, 1998         3

                    .   Notes to Consolidated Financial Statements                       4

                    Review by Independent Public Accountants                             6

                    Exhibit:

                    .   Report of Independent Public Accountants                         7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                  8

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk          14

PART II:      OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                                    15

                  All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                             16

INDEX OF EXHIBITS




              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)

                                         October 30,   January 30,
ASSETS                                      1999          1999
                                         -----------   ----------

CURRENT ASSETS:
    Cash and cash equivalents             $     622    $   2,929
    Receivables from customers, net          27,589       32,151
    Merchandise inventories                 104,479       90,454
    Prepaid expenses and other assets         1,369        1,370
    Deferred taxes                            4,894        4,894
                                          ---------    ---------

              Total current assets          138,953      131,798
                                          ---------    ---------
PROPERTY AND EQUIPMENT, NET                  82,962       84,989
                                          ---------    ---------
OTHER ASSETS                                 20,072       20,088
                                          ---------    ---------
                                          $ 241,987    $ 236,875
                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt     $   2,476    $   3,719
    Accounts payable                         40,024       34,769
    Accrued expenses                         15,800       16,774
    Accrued income taxes                       --            442
                                          ---------    ---------

              Total current liabilities      58,300       55,704
                                          ---------    ---------
LONG-TERM DEBT                              108,805       99,803
                                          ---------    ---------
DEFERRED TAXES                                3,622        6,386
                                          ---------    ---------
OTHER LIABILITIES                             3,763        4,045
                                          ---------    ---------
SHAREHOLDERS' EQUITY:
    Common stock                              5,975        5,975
    Paid-in surplus                           7,201        7,201
    Retained earnings                        54,720       58,160
    Treasury stock                             (399)        (399)
                                          ---------    ---------
                                             67,497       70,937
                                          ---------    ---------
                                          $ 241,987    $ 236,875
                                          =========    =========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per share data)
                                 (unaudited)



                                           Thirteen Weeks Ended     Thirty Nine Weeks Ended
                                          ------------------------  ------------------------
                                          October 30,  October 31,  October 30,  October 31,
                                              1999        1998          1999         1998
                                          -----------  -----------  -----------  -----------
NET SALES                                  $  94,380    $  95,636    $ 302,525    $ 305,717
                                           ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
    Cost of merchandise sold, buying and
        occupancy expenses                    60,684       63,099      202,990      206,045
    Selling, general and administrative
        expenses                              34,554       35,165      100,077      102,759
    Interest expense, net                      1,697        1,881        5,274        5,807
    Gain on sale of property                    --           (659)        (523)        (659)
                                           ---------    ---------    ---------    ---------

           Total costs and expenses           96,935       99,486      307,818      313,952
                                           ---------    ---------    ---------    ---------

EARNINGS (LOSS) BEFORE INCOME
   TAXES                                      (2,555)      (3,850)      (5,293)      (8,235)

PROVISION (CREDIT) FOR INCOME
    TAXES                                       (894)      (1,347)      (1,853)      (2,882)
                                           ---------    ---------    ---------    ---------


NET EARNINGS (LOSS)                        $  (1,661)   $  (2,503)   $  (3,440)   $  (5,353)
                                           =========    =========    =========    =========



EARNINGS (LOSS) PER COMMON SHARE:
    Basic and diluted                      $   (0.29)   $   (0.43)   $   (0.59)   $   (0.93)
                                           =========    =========    =========    =========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                     Thirty Nine Weeks Ended
                                                                     ------------------------
                                                                     October 30,  October 31,
                                                                         1999        1998
                                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $ (3,440)   $ (5,353)
    Gain on sale of property                                              (523)       (659)
    Adjustments to reconcile net loss to cash provided by
    operating activities:
       Depreciation and amortization                                     6,312       6,336
       Deferred taxes                                                   (2,764)     (3,108)
       Other liabilities                                                  (282)       (210)

       Change in:
          Receivables from customers, net                                4,562       5,171
          Merchandise inventories                                      (14,025)    (18,969)
          Prepaid expenses and other assets                                  1         157
          Accounts payable and accrued expenses                          4,281      10,812
          Current income taxes                                            (442)       (360)
                                                                      --------    --------

                 Net cash used in operating activities                  (6,320)     (6,183)
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                       2,315       1,163
    Additions to property and equipment                                 (6,077)     (7,218)
    Other non-current assets                                                16         (34)
                                                                      --------    --------

                 Net cash used in investing activities                  (3,746)     (6,089)
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt                                         10,702      15,559
    Reduction of long-term debt                                         (2,943)     (3,291)
    Proceeds of exercise of stock options                                 --           101
                                                                      --------    --------

                 Net cash provided by financing activities               7,759      12,369
                                                                      --------    --------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                             (2,307)         97

    Cash and cash equivalents, beginning of period                       2,929       3,883
                                                                      --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    622    $  3,980
                                                                      ========    ========

       The accompanying notes are an integral part of these statements.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

                      For Quarter Ended October 30, 1999

         The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

         Because of the nature of the specialty department store business, the results for the thirty-nine week periods ended October 30, 1999 and October 31, 1998 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

   (1)   EARNINGS (LOSS) PER SHARE

         Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to potential common shares represented by stock options and the Company's 6 3/4% Convertible Subordinated Debentures due 2011, except if anti-dilutive. Earnings (loss) per common share are calculated as follows:

                                     Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                    -----------------------  -------------------------
                                    October 30,  October 31,  October 30,  October 31,
(in thousands except per share data)   1999         1998         1999         1998
--------------------------------------------------------------------------------------
Net loss                             $(1,661)     $(2,503)     $(3,440)     $(5,353)
                                     =======      =======      =======      =======

Weighted average common
     shares outstanding                5,788        5,788        5,788        5,783
Dilutive stock options                  --             45         --            166
                                     -------      -------      -------      -------

Shares used to calculate diluted
     loss per common share             5,788        5,833        5,788        5,949
                                     =======      =======      =======      =======

Loss per common share:
     Basic and Diluted               $  (.29)     $  (.43)     $  (.59)     $  (.93)
                                     =======      =======      =======      =======

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                      For Quarter Ended October 30, 1999



   (2)   CUSTOMER CREDIT AND RECEIVABLES

         Receivables from customers were as follows:
                                                    October 30,  January 30,
               (in thousands)                          1999         1999
               -------------------------------------------------------------

               Receivables from customers             $28,035     $32,749
               Less reserve for doubtful accounts         446         598
                                                      -------     -------

                                                      $27,589     $32,151
                                                      =======     =======

   (3)   MERCHANDISE INVENTORIES

         Merchandise inventories were as follows:
                                                    October 30,   January 30,
               (in thousands)                           1999         1999
               -------------------------------------------------------------

               Inventories at first-in, first out
                   (FIFO) cost                        $123,176     $108,263
               Less LIFO reserves                       18,697       17,809
                                                      --------     --------

                                                      $104,479     $ 90,454
                                                      ========     ========

   (4)   PROPERTY AND EQUIPMENT

         Property and equipment are set forth below:
                                                October 30,  January 30,
               (in thousands)                      1999          1999
               ---------------------------------------------------------
               Property and equipment            $179,769     $177,864
               Less accumulated depreciation
                   and amortization                96,807       92,875
                                                 --------     --------

                                                 $ 82,962     $ 84,989
                                                 ========     ========

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


                      For Quarter Ended October 30, 1999



   (5)   SUPPLEMENTARY CASH FLOW INFORMATION

         The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

         Interest paid (net of interest capitalized) totaled $4,879,000 and $5,328,000 in the thirty-nine week periods ended October 30, 1999 and October 31, 1998, respectively. The Company paid income taxes totalling $1,359,000 and $652,000 in the thirty-nine week periods ended October 30, 1999 and October 31, 1998, respectively.

   (6)   FINANCING

         In May 1999, the Company and the lenders under its Revolving Credit Agreement extended the maturity date by one year to March 24, 2002.






         REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

         Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirty-nine week period ended October 30, 1999. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                                                      EXHIBIT

                             ARTHUR ANDERSEN LLP




                   Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of October 30, 1999, and the related condensed consolidated statements of earnings and cash flows for the thirty-nine week period then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
November 12, 1999

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 30, 1999




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

         a. OPERATING RESULTS: THIRTEEN WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 31, 1998

               Sales for the quarter ended October 30, 1999, totaled $94,380,000, a decrease of 1.3% from 1998. The Company operated the same number of stores in 1999 and 1998. The sales decrease in the quarter this year is primarily due to a phase-out of the Company's bridal salons, which began in mid-1998, and disruptions caused by the extensive remodeling of the Sarasota store and expansion of the Naples store this year. These projects were completed in mid-November.

               The Company's gross profit percentage increased to 35.7 % for the thirteen weeks this year from 34.0% in 1998, reflecting principally lower markdowns.

               Selling, general and administrative expenses totaled 36.6% of sales for the quarter, essentially unchanged from 36.8% one year ago. Expense dollars decreased $611,000 in the quarter this year, reflecting in part savings from integration of the Company's Florida and Midwest buying offices.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 30, 1999

               Interest expense, expressed as a percentage of sales, decreased to 1.8% for the quarter from 2.0% one year ago, primarily due to lower revolving credit interest rates and borrowings and lower secured debt and 6 3/4% Convertible Subordinated Debenture borrowing levels.

               1999 net loss for the thirteen weeks totaled $1,661,000, or 29 cents per common share, compared to $2,503,000, or 43 cents per common share, last year. As a percent of sales, net loss totaled 1.8% in 1999 compared to 2.6% in 1998. 1998 results included an after-tax gain on sale of property totaling $428,000, or 7 cents per share.

         b. OPERATING RESULTS: THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998

               Sales for the thirty-nine weeks ended October 30, 1999, totaled $302,525,000, a decrease of 1.0% from 1998. The Company operated the same number of stores in 1999 and 1998. The sales decrease in the thirty-nine weeks this year is primarily due to a phase-out of the Company's bridal salons, which began in mid-1998, and disruptions caused by the extensive remodeling of the Sarasota store and expansion of the Naples store this year. These projects were completed in mid-November.

               The Company's gross profit percentage increased to 32.9% for the thirty-nine weeks this year from 32.6% in 1998, reflecting principally higher markup.

               Selling, general and administrative expenses, expressed as a percentage of sales, decreased to 33.1% for the thirty-nine weeks from 33.6% one year ago. The decrease is due primarily to reduced sales promotion expense this year and savings from integration of the Company's Florida and Midwest buying offices.

               Interest expense, expressed as a percentage of sales, decreased to 1.7% from 1.9% in 1998, primarily due to lower revolving credit interest rates and borrowings and lower secured debt and 6 3/4% Convertible Subordinated Debenture borrowing levels.

               1999 net loss for the thirty-nine weeks totaled $3,440,000, or 59 cents per common share, compared to $5,353,000, or 93 cents per common share, last year. As a percent of sales, net loss was 1.1% in 1999 compared to 1.8% in 1998. 1999 and 1998 results included after-tax gains on sale of property totaling $340,000, or 6 cents per share, and $428,000, or 7 cents per share, respectively.

         c.    LIQUIDITY AND CAPITAL RESOURCES

               At October 30, 1999, the Company's current ratio was 2.38 to 1 and working capital totaled $80,653,000, including $622,000 of cash and cash equivalents. At January 30, 1999, the current ratio was 2.37 to 1 and working capital totaled $76,094,000, including $2,929,000 of cash and cash equivalents.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 30,1999


               The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs, debt service and expenditures to modernize and refixture existing stores. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. As of October 30, 1999, the Company had borrowings and outstanding letters of credit under this facility totaling $47,832,000 and had $32,168,000 of borrowing availability. For the thirty-nine weeks ended October 30, 1999, the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 7.4%.

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

         d.    CASH FLOWS

               Cash and cash equivalents decreased $2,307,000 in the thirty-nine weeks ended October 30, 1999, compared to an increase of $97,000 in the thirty-nine weeks ended October 31, 1998. Cash flows are impacted by operating, investing and financing activities. In the thirty-nine weeks this year, cash used in operating activities totaled $6,320,000, compared to $6,183,000 in 1998.

               Net operating cash outflows in both the 1999 and 1998 thirty-nine week periods resulted primarily from seasonal inventory increases and the net loss adjusted for non-cash items, partially offset by collection of receivables from customers and an increase in accounts payable.

               Investing activities used cash of $3,746,000 in the thirty-nine weeks this year compared to $6,089,000 used in 1998. Capital expenditures totaled $6,077,000 in the first thirty-nine weeks of 1999 compared to $7,218,000 in the comparable 1998 period. Proceeds from the sale of property in 1999 and 1998 totaled $2,315,000 and $1,163,000, respectively.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION


                      For Quarter Ended October 30, 1999



               Financing activities provided cash of $7,759,000 in the thirty-nine weeks this year compared to $12,369,000 provided last year. In the thirty-nine weeks in 1999, the Company borrowed $10,702,000 under its revolving credit facility, used $1,260,000 to purchase 6 3/4% Convertible Subordinated Debentures, satisfying the December 1999 sinking fund requirement, and used $1,683,000 to service current maturities of long-term debt. In 1998, the Company borrowed $15,559,000 under the Revolving Credit Agreement, purchased $1,695,000 in principal amount of 6 3/4% Convertible Subordinated Debentures to satisfy the $1,725,000 annual sinking fund requirement and used $1,596,000 to service current maturities of long-term debt.

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

               In 1999, the Company constructed a 17,000 square foot expansion of its leased store in Naples, Florida and remodeled its Sarasota, Florida store. Both projects were completed in November 1999.

               In August 1999, the Company signed a non-binding letter of intent for an 80,000 square foot leased store to be constructed at Meridian Mall in Okemos, Michigan, a suburb of Lansing. The Company is scheduled to relocate its present East Lansing store operations to that location in November 2000.

               The Company is actively addressing the issues related to the year 2000. In 1997, the Company assessed its critical information systems, communications networks, equipment and facilities, and established a plan of action to remediate or replace all non-compliant software and hardware that could pose a significant risk to the Company's operations. Remediation or replacement, testing and implementation of all key systems is complete.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 30, 1999


               In addition, the Company has contacted third-party providers of computer hardware and software to secure appropriate representations that such hardware or software is or will be year 2000 compliant. The Company has received year 2000 compliant versions of most third-party software. Testing and implementation of those third-party software programs that have been identified as critical to the Company's operation is complete.

               The Company believes its information systems are ready for the year 2000. Under the most reasonably likely worst case scenario, it may experience isolated incidents of non-compliance. The Company expects that its technically trained personnel, working in cooperation with key vendors and service providers, should be able to address any year 2000 issues that may arise. As part of its contingency planning effort, the Company has made inquiries as to the year 2000 readiness of select key merchandise vendors. The Company continues to evaluate the responses to identify any significant exposure that may exist and to establish alternate sources or strategies where necessary. The Company believes it generally will have alternative sources of comparable products and services and does not expect to experience any material business interruption.

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

               The substantial majority of the costs to replace non-compliant software and hardware would have been incurred regardless of the year 2000 issue to meet current business needs and to take advantage of new lower cost technology platforms. In addition, the Company spent approximately $800,000 in internal development costs related to year 2000 readiness, principally for payroll costs of its internal information systems staff in 1998 and 1999. These system replacement and internal costs were funded primarily through cash flows from operations.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                        PART I: FINANCIAL INFORMATION

                      For Quarter Ended October 30, 1999


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


                      For Quarter Ended October 30, 1999



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

                      For Quarter Ended October 30, 1999




ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

               15        Letter from Independent Public Accountants
               27        Financial Data Schedule

       (b)     Reports on Form 8-K

               The Company did not file any reports on Form 8-K during its fiscal quarter ended October 30, 1999.

All exhibits except as set forth above have been omitted as not applicable or not required.

              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      For Quarter Ended October 30, 1999



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


Date:    December 10    ,   1999     BY:    /s/  P. Gerald Mills
      ------------------                 ------------------------------------
                                         P. GERALD MILLS
                                         Chairman of the Board, President and
                                         Chief Executive Officer



Date:     December 10   ,   1999     BY:    /s/  Paul W. Gilbert
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