Form 10-K405
period 2000-01-29
JACOBSON STORES INC
filed 2000-04-13
CIK 53025

FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     January 29, 2000

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

STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH COMMON EQUITY, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS.
                       $25,649,000 as of March 1, 2000

(THE PERSONS CONSIDERED AFFILIATES FOR THE PURPOSE OF THE FOREGOING COMPUTATION ARE IDENTIFIED ON PAGE 21 OF THIS REPORT.)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         Common Stock, $1 par value: 5,788,209 2/3 shares outstanding as of March 1, 2000

                     DOCUMENTS INCORPORATED BY REFERENCE

LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED:

   SPECIFIED PORTIONS OF PROXY STATEMENT FOR 2000 ANNUAL MEETING OF SHAREHOLDERS, TO BE HELD MAY 25, 2000: PART III





                             JACOBSON STORES INC.
                                  FORM 10-K
                      FISCAL YEAR ENDED JANUARY 29, 2000

                                    INDEX
                                                                         Page
                                                                         ----
PART I.

    Item 1.   Business.                                                     1

    Item 2.   Properties.                                                   7

    Item 3.   Legal Proceedings.                                            9

    Item 4.   Submission of Matters to a Vote of Security Holders.          9

    Executive Officers of the Registrant.                                  10

PART II.

    Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters.                                    12

    Item 6.   Selected Financial Data.                                     13

    Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                    13

    Item 7A.  Quantitative and Qualitative Disclosures About
                   Market Risk                                             21

    Item 8.   Financial Statements and Supplementary Data.                 21

    Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.                    21

PART III.

    Item 10.  Directors and Executive Officers of the Registrant.          22

    Item 11.  Executive Compensation.                                      22

    Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management.                                             22

    Item 13.  Certain Relationships and Related Transactions.              22

PART IV.

    Item 14.  Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K.                                            23

SIGNATURES                                                                 28

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          F-1/F-20

FINANCIAL STATEMENT SCHEDULES                                             S-1

INDEX OF EXHIBITS                                                     E-1/E-3



                                    PART I


ITEM 1. BUSINESS.

                                 INTRODUCTION

           The registrant, Jacobson Stores Inc., a Michigan corporation and successor to a business founded in 1868, operates specialty stores catering to discerning customers with preferences for distinctive, quality merchandise. The Company is committed to highly responsive service, distinctive merchandise of high quality at a fair price, and a visually appealing and immaculate setting. Each store features distinctive apparel and accessories for women, men and children, as well as decorative accents for the home.

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


MERCHANDISE AND MARKETING

           Merchandise. Jacobson's is a specialty store offering fashion leadership tailored to discerning, fashion-oriented customers through distinctive, quality merchandise. Stores are merchandised with distinctive apparel and accessories for women, men, and children, as well as decorative accents for the home.

           The percentage contribution to sales by major class of merchandise for the last three fiscal years was as follows:
                                                       Year Ended
                                            -------------------------------
                                            January     January     January
                                              2000       1999         1998
                                            -------     -------     -------
Women's apparel and accessories ......       66.6%       66.0%       66.7%

Men's apparel and accessories ........       13.7        13.5        13.6

Accessories for the home .............        9.5         9.3         8.2

Children's apparel and accessories ...        7.7         7.9         7.7

Miscellaneous ........................        2.5         3.3         3.8
                                            -----       -----       -----

                                            100.0%      100.0%      100.0%
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

           Sales under Jacobson's credit plans averaged 36.0% of sales for the last three fiscal years and accounted for 34.2% of the Company's sales in fiscal 1999. In addition, sales under third party credit cards (VISA, MasterCard, Discover Card and American Express) averaged 47.9% of sales for the last three fiscal years and accounted for 50.0% of the Company's sales in fiscal 1999. Accounts written off, net of recoveries, have averaged 0.6% of credit sales over the last three years and totalled 0.5% of credit sales in 1999.

           The Company maintains purchasing history on its 199,000 active Jacobson's card holders as well as on third party charge customers, which permits targeting of direct mail advertising and automatic increases in credit limits of its cardholders.

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

           Jacobson's stores generally are open seven days each week for 71 hours.

           Annual sales, percentage increase in sales, average gross square footage of stores in operation during the fiscal year, and approximate sales per average gross square foot were as follows:

                                                         Year Ended
                                              -----------------------------
                                              January   January     January
                                               2000       1999        1998
                                              -------   -------     -------
Net sales (in thousands) ..................  $448,075   $444,305    $447,471

Percentage increase (decrease) in sales:
    All stores ............................       0.8%      (0.7)%       3.5%
    Comparable stores .....................       0.8%       1.1%        7.3%

Average gross square footage (in
  thousands) ..............................     2,349      2,356       2,387

Approximate sales per average gross
  square foot .............................  $    191   $    189    $    187


PURCHASING, CONTROL AND DISTRIBUTION OF INVENTORY

           Jacobson's purchases merchandise from several thousand suppliers, the largest of which accounted for approximately 6.0% of the Company's net purchases during fiscal 1999. Merchandising decisions are directed by a general merchandise manager, 9 divisional merchandise managers and 62 buyers and divisional sales managers.

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

           Jacobson's adopted the LIFO method of inventory valuation in 1968. At the end of fiscal 1999, LIFO reserves totalled $16,898,000, or approximately 15.5% of pre-LIFO inventory values. Physical inventories are taken once each year. Inventory shrinkage at retail over the past three fiscal years has averaged 1.4% of retail sales.

EXPANSION AND CONSOLIDATION

           In November 1999, the Company completed a 17,000 square foot expansion of its leased store in Naples, Florida.

           In January 2000, the Company signed a lease for an 80,000 square foot store under construction in Meridian Mall, Okemos, Michigan. This store is targeted to open in October 2000 and will replace the Company's nearby freestanding downtown East Lansing location. The Company sold its East Lansing location in January 2000, but will continue to operate the present store under a short-term lease until the Meridian Mall store opens.

           In March 2000, the Company signed a lease for an 80,000 square foot store that will anchor a new development, The Cascades at Isleworth, an upscale specialty center to be constructed in southwest Orlando, Florida. The store is targeted to open in the fall of 2001.

           The Company reviews the performance of its less profitable existing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail significant one time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision. In 1998, the Company sold closed facilities in Jackson and Kalamazoo, Michigan. In 1999, the Company sold a closed facility in Dearborn, Michigan.


REAL ESTATE POLICY

           Jacobson's owns or has long-term leases of the real estate used in the operation of its business. The Company owns 62.0% of the total square footage used in its business. The Company maintains a continuing program of property improvements and renewal of existing stores and support facilities. At January 29, 2000, mortgage loans and related secured financings comprised 41.8% of consolidated debt.


COMPETITION

           The specialty store business is highly competitive. The Company's stores are in active competition with numerous other department and specialty stores and with regional and national department store chains, some of which are considerably larger than the Company and have substantially greater financial and other resources. Jacobson's competes principally on the basis of availability of fashion merchandise, quality, personalized service and attractive store surroundings, as well as fair pricing and advertising. The Company believes it is a respected retail merchandiser in the communities it serves, and that its merchandising policies and reputation enable it to maintain its competitive position.

ASSOCIATES

           Due to its commitment to highly responsive customer service, Jacobson's believes that its associates are among its key resources. The Company emphasizes development programs for associates and promotion from within. The Company employs approximately 4,200 associates, 3,100 full-time and 1,100 part-time. During the holiday season, the number of associates increases to approximately 4,700.

           (a)    GENERAL DEVELOPMENT OF BUSINESS.
                  Some of the principal developments affecting Jacobson's store locations during fiscal 1999 are summarized on page 5 of this report under the caption "Expansion and Consolidation".

           In March 2000, The Company changed its fiscal year end to the Saturday nearest January 31 from the last Saturday in January.

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

                  By reason of the seasonal nature of the business, Jacobson's and others in the industry experience significant build-up of inventory and accounts receivable at certain times of the year. To support the seasonal requirements, the Company has a revolving credit line currently permitting borrowings of up to $80,000,000 (which the Company may increase to up to $100,000,000), subject to a borrowing base limitation and lender reserves. Further information on this line of credit is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" on page 16 and in the Notes to the Company's Consolidated Financial Statements for the three fiscal years ended January 2000, filed as part of this report (see "Financing" on page F-11).

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

                                         Approximate                         Expiration
                                         Total Square                        Dates of
                                         Feet of                             Principal
              Locations                  Building(s)       Ownership         Leases
              ---------                  ------------      ---------         ----------
MICHIGAN
    Ann Arbor.........................     101,000      Owned                ----
    East Lansing......................     117,000      Leased (1)           2001
    Saginaw...........................     199,000      Partly owned (2)     1999
    Grosse Pointe.....................     120,000      Owned                ----
    Birmingham........................     179,000      Owned                ----
    East Grand Rapids.................     148,000      Owned                ----
    Rochester.........................     106,000      Partly owned (3)     2046
    Livonia...........................     150,000      Owned                ----
    Corporate Headquarters and Regional
       Service Center
       (Jackson)......................     238,000      Owned                ----



                                         Approximate                         Expiration
                                         Total Square                        Dates of
                                         Feet of                             Principal
              Locations                  Building(s)       Ownership         Leases
              ---------                  ------------      ---------         ----------
INDIANA
    Indianapolis......................     120,000      Leased               2048

KANSAS
    Leawood...........................     120,000      Leased               2051

KENTUCKY
    Louisville........................     161,000      Leased               2036

OHIO
    Toledo............................     120,000      Owned                ----
    Columbus..........................     119,000      Partly owned (4)     2079

FLORIDA
    Sarasota..........................      27,000      Partly owned (4)     2014
    Winter Park.......................      23,000      Leased               2013
    Longwood..........................      49,000      Leased               2020
    North Palm Beach..................      90,000      Leased               2022
    Osprey............................      32,000      Leased               2025
    Clearwater........................      52,000      Leased               2039
    Fort Myers........................      51,000      Partly owned (5)     2085
    Jacksonville......................      82,000      Owned                ----
    Tampa.............................      48,000      Leased               2030
    Naples............................      63,000      Leased               2042
    Boca Raton........................      80,000      Leased               2052
    Regional Service Center
       (Winter Park)..................      84,000      Owned                ----

(1) Lease runs through earlier of 30 days after East Lansing operations move to Meridian Mall or April 30, 2001.
(2) Approximately 29,000 square feet leased from month to month; balance owned.
(3) Approximately 71,000 square feet and related parking area are owned. The balance of the shopping center is leased, of which 35,000 square feet are operated as part of Jacobson's store.
(4) Building is owned on leased land.
(5) Building is owned; land and parking area are leased.




                                      8




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

           (b) Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.





















EXECUTIVE OFFICERS OF THE REGISTRANT.

           The table below sets forth the name and age of each executive officer of the registrant, all positions and offices with Jacobson Stores Inc. and its wholly-owned subsidiaries held by each such person, and the period during which the officer has served in such positions. Each has been elected to hold office until the 2001 Annual Meeting of the Board of Directors (except in the case of retirement or other termination of employment) and until a successor is elected and qualified.

                                                                        Held
                                                                       Office
      Name             Age      Positions and Offices                   Since
      ----             ---      ---------------------                  ------

P. Gerald Mills         71      Chairman of the Board, President,       1996
                                Chief Executive Officer, and
                                Director Jacobson Stores Inc. and
                                wholly-owned subsidiaries

Paul W. Gilbert         55      Vice Chairman of the Board, and         1993
                                Director, Jacobson Stores Inc. and
                                wholly-owned subsidiaries

James A. Rodefeld       61      Executive Vice President-Marketing &    1997
                                Stores, Jacobson Stores Inc.

Theodore R. Kolman      59      Senior Vice President-                  1991
                                General Merchandise Manager,
                                Jacobson Stores Inc.

Beverly A. Rice         66      Senior Vice President-Fashion &         1997
                                Merchandising Strategy, Jacobson
                                Stores Inc.

Timothy J. Spalding     44      Vice President-Controller,              1991
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

           Timothy J. Spalding has been Vice President-Controller since 1991.











                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.

           The Company's Common Stock is traded on The Nasdaq National Market tier of The Nasdaq Stock Market, under the symbol "JCBS."

           The quarterly range of high and low sales price quotations of Jacobson's Common Stock for each quarter of fiscal 1999 and 1998 are shown in the following schedule:

         Year     Quarter      High         Low
         ----     -------      ----         ---
         1999       4th      $ 8 3/16     $ 5 3/16
         ----       3rd        7 1/4        4
                    2nd        9            6 1/8
                    1st        8 1/2        5

         1998       4th      $ 9 3/4      $ 5 3/4
         ----       3rd       13 3/4        6 1/2
                    2nd       15 3/8       13
                    1st       15 3/4       12 5/8


           The approximate number of shareholders of record of Jacobson's Common Stock as of March 1, 2000 was 1,190.

           No dividends were paid in either of 1999 or 1998. The Company's revolving credit loan facility limits cash dividends to 50.0% of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions.




ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for fiscal 1995 through 1999 is as follows:


--------------------------------------------------------------------------------------------
 (in thousands except
 per share data)                     1999       1998      1997(1)     1996           1995
--------------------------------------------------------------------------------------------
Net sales, including leased
   departments.................... $448,075   $444,305   $447,471   $432,469       $414,267
Earnings (loss) before income
   taxes..........................    5,394      2,515      1,905    (17,289)        (6,541)
Net earnings (loss)...............    3,506      1,635      1,214    (11,462)        (4,206)
Total assets......................  233,664    236,875    233,279    260,418        262,514
Long-term debt, less current
   portion........................   85,772     99,803    104,138    130,147        119,727

Per common share:
   Net earnings (loss)--
      Basic and Diluted...........    $0.61    $  0.28     $ 0.21   $  (1.98)      $  (0.73)
 Cash dividends...................      --         --         --        0.37 1/2       0.50
(1) 53 week year.
--------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table shows the percentage relationship to sales of the items presented for the periods indicated.

------------------------------------------------------------------------
                                               1999     1998     1997(1)
------------------------------------------------------------------------

Net sales...................................  100.0%    100.0%    100.0%
Gross profit................................   33.8      33.6      32.7
Selling, general and administrative
  expenses..................................   31.1      31.3      31.0
Interest expense, net.......................    1.6       1.8       2.1
Non-recurring charge (credit)...............    0.3       -        (0.1)
Gains on sale of property...................   (0.4)     (0.1)     (0.7)
Earnings before income taxes................    1.2       0.6       0.4
Net earnings................................    0.8       0.4       0.3

(1) 53 week year.
------------------------------------------------------------------------







1999 versus 1998

           Sales in 1999 totalled $448,075,000, an increase of 0.8% over 1998. Comparable store sales also increased 0.8%.

           Women's apparel and accessories represented 66.6% of the Company's total business in 1999. Other major components were men's 13.7%, children's 7.7%, home accessories 9.5%, and miscellaneous 2.5%.

           The Company's gross profit percentage increased to 33.8% in 1999 from 33.6% in 1998, primarily due to higher maintained markup. A LIFO credit in 1999 reduced cost of goods sold by $911,000 compared to a LIFO credit of $824,000 in 1998.

           Selling, general and administrative expenses decreased to 31.1% of sales in 1999 from 31.3% in 1998. The decrease reflects primarily reduced benefit expense (pension and workers' compensation insurance) and savings from integration of the Company's Florida and Midwest buying offices, partially offset by higher sales promotion expense.

           Interest expense totalled 1.6% of sales in 1999 compared with 1.8% in 1998, reflecting principally lower average borrowings and rates on the revolving credit facility and reduced interest on other debt as the result of scheduled debt maturities.

           In 1999, the Company sold properties in Dearborn and East Lansing, Michigan, at a combined pre-tax gain of $1,717,000 and recorded a one-time pre-tax charge of $1,251,000 related to the write-off of an investment in a cooperative buying group made several years ago. In 1998, the Company sold properties in Jackson and Kalamazoo, Michigan, at a combined pre-tax gain of $617,000.

           1999 net earnings totalled $3,506,000, or 61 cents per common share, compared with 1998 net earnings of $1,635,000, or 28 cents per share. As a percentage of sales, net earnings were 0.8% in 1999 and 0.4% in 1998. 1999 results included after-tax gains on sales of property totalling $1,133,000, or 20 cents per common share, and an after-tax charge related to the write-off of an investment in a cooperative buying group totalling $826,000, or 14 cents per common share. 1998 results included after-tax gains on sales of property totalling $407,000, or 7 cents per common share.







1998 versus 1997

           Sales in 1998 totalled $444,305,000, a decrease of 0.7% from 1997. Comparable store sales increased 1.1%. The 1997 fiscal year included 53 weeks. On an equivalent 52 week basis, total sales increased 0.9% and comparable store sales increased 2.7%. The overall 1998 sales decrease was attributable to the extra week in 1997 and sales in stores closed in 1997.

           Women's apparel and accessories represented 66.0% of the Company's total business in 1998. Other major components were men's 13.5%, children's 7.9%, home accessories 9.3%, and miscellaneous 3.3%.

           The Company's gross profit percentage increased to 33.6% in 1998 from 32.7% in 1997, primarily due to a LIFO credit which reduced cost of goods sold by $824,000 in 1998 compared to a LIFO provision of $1,553,000 in 1997, and to higher maintained markup and lower markdowns.

           Selling, general and administrative expenses increased to 31.3% of sales in 1998 from 31.0% in 1997. The increase reflected primarily higher sales promotion expense, partially offset by reduced benefit expense (pension and health care).

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

           1998 net earnings totalled $1,635,000, or 28 cents per common share, compared with 1997 net earnings of $1,214,000, or 21 cents per share. As a percentage of sales, net earnings were 0.4% in 1998 and 0.3% in 1997. 1998 results included after-tax gains on sales of property totalling $407,000, or 7 cents per common share. 1997 results included after-tax gains on sales of property and store closing reserve credits totalling $2,196,000, or 38 cents per common share.






INFLATION

           The Company cannot determine the precise effects of inflation on its business. Because of inflation, historically the Company has experienced increases in the cost of merchandise and in certain operating expenses. The Company generally has been able to offset the effects of these increased expenses by adjusting prices, by using the LIFO method for valuing all merchandise inventories and by controlling expenses. The Company's ability to adjust prices is limited by competitive pressures in its market areas. The Department Store Inventory Price Indexes, published by the Bureau of Labor Statistics (BLS), are used to measure inflation's impact on inventories in the LIFO valuation. The BLS Index decreased 0.7% in 1999, 1.5% in 1998 and 0.5% in 1997.


LIQUIDITY AND CAPITAL RESOURCES

           At January 29, 2000, the Company's current ratio was 2.07 to 1 and working capital totalled $67,993,000, including $722,000 of cash and cash equivalents. At January 30, 1999, the Company's current ratio was 2.37 to 1 and working capital totalled $76,094,000, including $2,929,000 of cash and cash equivalents. At January 31, 1998, the Company's current ratio was 2.57 to 1 and working capital totalled $78,815,000, including $3,883,000 of cash and cash equivalents.

           The Company uses cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs, debt service and expenditures to modernize and refixture existing stores. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. Loans under the facility bear interest at either or both of two variable interest rate alternatives as chosen by the Company. One of the interest rates may decrease if the Company meets specified performance measures, which were not met in 1999. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for loans.

           Borrowings under the revolving credit facility mature on March 24, 2002. Each year, the Company may request a one-year extension of the maturity date, subject to lender approval. Any party may terminate the facility as of the maturity date by giving 90 days notice. The Company may also terminate the facility early on 90 days notice if it pays a termination fee equal to one-half of one percent a year (for what would have been the remaining term of the facility) of the average daily balance of loans and letters of credit under the facility since its inception. The facility carries a line of credit fee equal to one-quarter of one percent a year of the excess of the aggregate commitments under the facility (currently $80,000,000) over the amount of loans and letters of credit outstanding and an agent's fee equal to $45,000 a year. Borrowings under the facility are guaranteed by the Company's subsidiaries and secured by accounts receivable, inventory and related intangible assets and the proceeds thereof of the Company and its subsidiaries.

           The revolving credit facility limits cash dividends to 50 percent of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions. At January 29, 2000, the Company had borrowings at an interest rate of 8.4% and outstanding letters of credit under this facility totalling $26,956,000 and had $53,044,000 of borrowing availability under the borrowing base calculated as of that date.






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

           The following tables provide information about the Company's fixed and variable rate debt obligations that are sensitive to changes in interest rates. The Company's fixed rate debt obligations include 6 3/4% Convertible Subordinated Debentures due 2011, mortgage notes, collateral trust bonds and obligations under capital leases. Variable rate obligations include borrowings under the revolving credit facility and industrial development revenue bond obligations. The tables present scheduled principal maturities and related weighted average interest rates for each of the next five years, aggregate subsequent maturities and market value of debt as of January 29, 2000 and January 30, 1999. Average interest rates are based on contractual rates for fixed rate obligations and current rates for variable rate obligations.

------------------------------------------------------------------------------
                            Fixed Rate Obligations   Variable Rate Obligations
                            ----------------------   -------------------------
                             Amount      Average       Amount     Average
(in thousands)              Maturing  Interest Rate   Maturing  Interest Rate
------------------------------------------------------------------------------
As of January 29, 2000:
2000......................   $ 3,076      7.5%        $   316       5.3%
2001......................    12,642      7.8             317       5.3
2002......................     3,281      7.1          25,385       8.3
2003......................     8,015      7.8             420       5.3
2004......................     3,181      7.0             421       5.3
Thereafter ...............    25,378      6.7           6,732       5.3
                             -------                  -------
Total debt maturities.....   $55,573      7.2%        $33,591       7.6%
                             =======                  =======
Market value of debt at
  January 29, 2000........   $47,300                  $33,600
                             =======                  =======
------------------------------------------------------------------------------

As of January 30, 1999:
1999......................   $ 3,377      7.4%        $   342       3.9%
2000......................     3,869      7.3             316       3.7
2001......................    12,626      7.8          35,193       7.4
2002......................     3,268      7.1             318       3.7
2003......................     8,007      7.8             420       3.7
Thereafter ...............    28,632      6.8           7,154       3.7
                             -------                  -------
Total debt maturities.....   $59,779      7.2%        $43,743       6.7%
                             =======                  =======
Market value of debt at
  January 30, 1999........   $55,900                  $43,700
                             =======                  =======

------------------------------------------------------------------------------

In 1999, the maturity date of the revolving credit facility was extended by one year to March 24, 2002. In addition, in 1999, the Company repaid $9,809,000 under the revolving credit facility and paid $812,000 of the 2000 sinking fund obligation on the 6 3/4% Convertible Subordinated Debentures.





CASH FLOWS

           Cash and cash equivalents decreased $2,207,000 in 1999, $954,000 in 1998 and $988,000 in 1997. Cash flows are impacted by operating, investing and financing activities. In 1999, operating activities provided $16,962,000 of cash compared to $12,254,000 provided in 1998 and $24,518,000 provided in 1997. The increase in 1999 compared to 1998 reflects primarily increased earnings, a smaller increase in merchandise inventories and a greater increase in accounts payable. The decrease in 1998 compared to 1997 reflects primarily cash generated from store closings in 1997, partially offset by increased earnings in 1998, a greater increase in accounts payable in 1998 and payments against store closing reserves in 1997.

           Investing activities used cash of $4,811,000 in 1999 and $8,721,000 in 1998, and provided cash of $881,000 in 1997. Investing activities included capital expenditures for modernization and refixturing of existing stores and support facilities totalling $9,374,000, $10,095,000 and $4,114,000 in 1999, 1998, and 1997, respectively. Proceeds from sales of property totalled $4,492,000, $1,001,000 and $4,068,000 in 1999, 1998 and
1997, respectively. There were no new capital lease obligations in 1999, 1998 or 1997.

           Financing activities used cash of $14,358,000 in 1999, $4,487,000 in 1998 and $26,387,000 in 1997. In 1999, the Company repaid $9,809,000 under its Revolving Credit Agreement, purchased and retired $2,072,000 of 6 3/4% Convertible Subordinate Debentures, satisfying its 1999 annual sinking fund payment plus $812,000 of the 2000 sinking fund payment, and used $2,476,000 to service current maturities of long-term debt. In 1998, the Company repaid $157,000 under its Revolving Credit Agreement, purchased and retired $2,160,000 of 6 3/4% Convertible Subordinated Debentures, satisfying its 1998 annual sinking fund payment plus $465,000 of the 1999 sinking fund payment, and used $2,271,000 to service current maturities of long-term debt. In 1997, the Company borrowed $49,500,000 under its current Revolving Credit Agreement to repay the then outstanding principal balance under its former Credit Agreement. Also in 1997, the Company repaid $13,968,000 under its current Revolving Credit Agreement, prepaid $5,642,000 of principal on a mortgage obligation, purchased and retired $1,755,000 of 6 3/4% Convertible Subordinated Debentures, satisfying its annual sinking fund payment, and used $5,022,000 to service current maturities of long-term debt. The Company did not pay a cash dividend in 1999, 1998 or 1997.

           The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations and debt maturities.

CORPORATE DEVELOPMENT

           The Company reviews the performance of its less profitable stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision. In 1998, the Company sold closed facilities in Jackson and Kalamazoo, Michigan. In 1999, the Company sold a closed facility in Dearborn, Michigan.

           In November 1999, the Company completed a 17,000 square foot expansion of its leased store in Naples, Florida.

           In January, 2000, the Company signed a lease for an 80,000 square foot store under construction in Meridian Mall, Okemos, Michigan. This store is targeted to open in October 2000 and will replace the Company's nearby freestanding downtown East Lansing location. The Company sold its East Lansing location in January 2000, but will continue to operate the present store under a short-term lease until the Meridian Mall store opens.



           In March 2000, the Company changed its fiscal year end to the Saturday nearest January 31st from the last Saturday in January.

           In March 2000, the Company signed a lease for an 80,000 square foot store that will anchor a new development, The Cascades at Isleworth, an upscale specialty center to be constructed in southwest Orlando, Florida. The store is targeted to open in the fall of 2001.

           In 1999, the Company completed replacement, testing and implementation of all key systems affected by the Year 2000 issue. The substantial majority of costs to replace non-compliant systems with Year 2000-compliant systems software and hardware would have been incurred regardless of the Year 2000 issue to meet current business needs and take advantage of new lower cost technology platforms. The Company spent approximately $800,000 in internal development costs related to Year 2000 readiness, principally for payroll costs of its internal information systems staff, in 1998 and 1999. These system replacement and internal costs were funded primarily through cash flows from operations.

           Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's capital resources to fund future operations) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the continued support of the Company's trade creditors and factors, the risks inherent in the level of the Company's long-term debt compared to its equity, the risk of unanticipated operating expenses, general trends in retail clothing apparel purchasing, especially during the Christmas season, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.










ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The following tables provide information about the Company's fixed and variable rate debt obligations that are sensitive to changes in interest rates. The Company's fixed rate debt obligations include 6 3/4% Convertible Subordinated Debentures due 2011, mortgage notes, collateral trust bonds and obligations under capital leases. Variable rate obligations include borrowings under the revolving credit facility and industrial development revenue bond obligations. The tables present scheduled principal maturities and related weighted average interest rates for each of the next five years, aggregate subsequent maturities and market value of debt as of January 29, 2000 and January 30, 1999. Average interest rates are based on contractual rates for fixed rate obligations and current rates for variable rate obligations.

------------------------------------------------------------------------------
                            Fixed Rate Obligations   Variable Rate Obligations
                            ----------------------   -------------------------
                             Amount      Average       Amount     Average
(in thousands)              Maturing  Interest Rate   Maturing  Interest Rate
------------------------------------------------------------------------------
As of January 29, 2000:
2000.......................  $ 3,076      7.5%         $   316      5.3%
2001.......................   12,642      7.8              317      5.3
2002.......................    3,281      7.1           25,385      8.3
2003.......................    8,015      7.8              420      5.3
2004.......................    3,181      7.0              421      5.3
Thereafter ................   25,378      6.7            6,732      5.3
                             -------                   -------
Total debt maturities......  $55,573      7.2%         $33,591      7.6%
                             =======                   =======
Market value of debt at
  January 29, 2000.........  $47,300                   $33,600
                             =======                   =======
------------------------------------------------------------------------------

As of January 30, 1999:
1999.......................  $ 3,377      7.4%         $   342      3.9%
2000.......................    3,869      7.3              316      3.7
2001.......................   12,626      7.8           35,193      7.4
2002.......................    3,268      7.1              318      3.7
2003.......................    8,007      7.8              420      3.7
Thereafter ................   28,632      6.8            7,154      3.7
                             -------                   -------
Total debt maturities......  $59,779      7.2%         $43,743      6.7%
                             =======                   =======
Market value of debt at
  January 30, 1999.........  $55,900                   $43,700
                             =======                   =======

------------------------------------------------------------------------------

In 1999, the maturity date of the revolving credit facility was extended by one year to March 24, 2002. In addition, in 1999, the Company repaid $9,809,000 under the revolving credit facility and paid $812,000 of the 2000 sinking fund obligation on the 6 3/4% Convertible Subordinated Debentures.






ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The following financial statements and supplementary financial information are filed as part of this report on pages F-1 through F-20:

           Consolidated Statements of Earnings, Three Fiscal Years Ended
                January 29, 2000.
           Consolidated Statements of Cash Flows, Three Fiscal Years Ended
                January 29, 2000.
           Consolidated Balance Sheets, January 29, 2000, January 30, 1999
                and January 31, 1998.
           Consolidated Statements of Shareholders' Equity, Three Fiscal
                years Ended January 29, 2000.
           Notes to Consolidated Financial Statements.
           Summary of Significant Accounting Policies.
           Quarterly Information (Unaudited).
           Report of Independent Public Accountants.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.









                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information called for by Part III is incorporated by reference from those portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be held May 25, 2000, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the following captions:

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

               Consolidated Statements of Earnings, Three Fiscal
                  Years Ended January 29, 2000.                          F-1

               Consolidated Statements of Cash Flows, Three Fiscal
                  Years Ended January 29, 2000.                          F-2

               Consolidated Balance Sheets, January 29, 2000,
                  January 30, 1999, and January 31, 1998.                F-3

               Consolidated Statements of Shareholders' Equity,
                  Three Fiscal Years Ended January 29, 2000.             F-4

               Notes to Consolidated Financial Statements.               F-5/
                                                                         F-15

               Summary of Significant Accounting Policies.               F-16/
                                                                         F-17

               Quarterly Information (Unaudited).                        F-18/
                                                                         F-19

               Report of Independent Public Accountants.                 F-20


           (2) FINANCIAL STATEMENT SCHEDULES:

               Schedule VIII - Valuation and Qualifying Accounts
                  and Reserves, Year Ended January 29, 2000.             S-1


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

           4(a)   Amendment to Revolving Credit Agreement, dated January 21,
                  2000.

           10(a)* Amendment to Employment Agreement, between Jacobson Stores
                  Inc. and P. Gerald Mills, dated April 10, 2000.

           10(b)* Amendment to Employment Agreement, between Jacobson Stores
                  Inc. and Paul W. Gilbert, dated April 10, 2000.

           10(c)* Amendment to Employment Agreement, between Jacobson Stores
                  Inc. and James A. Rodefeld, dated April 10, 2000.

           10(d)* Executive Employment Agreement, dated as of April 11, 2000, between Jacobson Stores Inc. and Theodore R. Kolman.

           10(e)* Executive Employment Agreement, dated as of April 8, 2000, between Jacobson Stores Inc. and Beverly A. Rice.

           10(f)* Jacobson Stores Inc. Management Incentive Plan, dated
                  March 23, 2000.

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

3(i)(b)       Certificate of Designation, Preferences and       Exhibit 3(a) to Form 10-Q,
              Rights of Preferred Stock of Jacobson             Quarter Ended October 29, 1988.
              Stores Inc.

3(ii)         By-laws, Jacobson Stores Inc., as                 Exhibit 3(ii) to Form 10-Q,
              amended November 20, 1997.                        Quarter Ended October 25,
                                                                1997.

4(b)          Revolving Credit Agreement, dated as              Exhibit 4(c) to Form 10-K,
              of March 24, 1997, between Jacobson               Year Ended January 25, 1997.
              Stores Inc. and The CIT Group/Business
              Credit, as agent.



Current                                                           Identification of
Exhibit             Description of Exhibit                          Prior Filing
-------             ----------------------                        -----------------
4(c)          Amendment to Revolving Credit Agreement,         Exhibit 4 to Form 10-Q,
              dated June 8, 1998.                              Quarter Ended August 1, 1998.

4(d)          Election under Section 780, Michigan             Exhibit 28 to Form 10-Q,
              Business Corporation Act.                        Quarter Ended October 27, 1984.

4(e)          Indenture dated as of December 15,               File #33-10532:
              1986 between Jacobson Stores Inc.                Exhibit 4(a) to Form S-2
              and National Bank of Detroit, as                 (Amendment No. 1), filed
              Trustee.                                         December 12, 1986.

4(f)          Rights Agreement dated as of October 9,          Exhibit I to Form 8-A, dated
              1998 between Jacobson Stores Inc. and            October 26, 1998.
              Norwest Bank Minnesota, N.A., as
              Rights Agent.

10(g)*        Employment Agreement, dated as of                Exhibit 10(a) to Form 10-Q,
              June 11, 1998, between Jacobson Stores Inc.      Quarter Ended May 2, 1998.
              and P. Gerald Mills.

10(h)*        Amendment to Employment Agreement                Exhibit 10(a) to Form 10-K,
              between Jacobson Stores Inc. and                 Year Ended January 30, 1999.
              P. Gerald Mills, dated April 7, 1999.

10(i)*        Employment Agreement, dated as of                Exhibit 10(b) to Form 10-Q,
              June 11, 1998, between Jacobson Stores Inc.      Quarter Ended May 2, 1998.
              and Paul W. Gilbert.

10(j)*        Amendment to Employment Agreement                Exhibit 10(b) to Form 10-K,
              between Jacobson Stores Inc. and                 Year Ended January 30, 1999.
              Paul W. Gilbert, dated April 7, 1999.

10(k)*        Employment Agreement, dated as of                Exhibit 10(c) to Form 10-Q,
              June 11, 1998, between Jacobson Stores Inc.      Quarter Ended May 2, 1998.
              and James A. Rodefeld.

10(l)*        Amendment to Employment Agreement                Exhibit 10(c) to Form 10-K,
              between Jacobson Stores Inc., and                Year Ended January 30, 1999.
              James A. Rodefeld, dated April 7, 1999.

10(m)*        Executive Employment Agreement, dated            Exhibit 10(d) to Form 10-K,
              as of April 12, 1999, between Jacobson           Year Ended January 30, 1999.
              Stores Inc. and Theodore R. Kolman.



Current                                                           Identification of
Exhibit             Description of Exhibit                          Prior Filing
-------             ----------------------                        -----------------
10(n)*        Executive Employment Agreement, dated            Exhibit 10(a) to Form 10-Q,
              as of July 6, 1998, between Jacobson             Quarter Ended October 31,
              Stores Inc. and George P. Kelly.                 1998.

10(o)*        Release and Waiver Agreement, dated              Exhibit 10 to Form 10-Q,
              as of March 29, 1999, between George             Quarter Ended May 1, 1999.
              Kelly and Jacobson Stores Inc.

10(p)*        Executive Employment Agreement, dated            Exhibit 10(d) to Form 10-K
              as of April 15, 1998, between Jacobson           Year Ended January 31, 1998.
              Stores Inc. and Herman J. Heinle.

10(q)*        Release and Waiver Agreement dated               Exhibit 10 to Form 10-Q,
              May 26, 1998, between Jacobson Stores Inc.       Quarter Ended August 1, 1998.
              and Herman J. Heinle.

10(r)*        Split Dollar Agreement, dated January 31,        Exhibit 10(k) to Form 10-K
              1992, between Jacobson Stores Inc. and           Year Ended January 27, 1996.
              Paul W. Gilbert.

10(s)*        Jacobson Stores Inc. Deferred Compensation       Exhibit 10(e) to Form 10-K,
              Plan Amended and Restated Effective              Year Ended January 30, 1999.
              January 28, 1999.

10(t)*        Jacobson Stock Option Plan of 1994.              Exhibit A to Proxy Statement in
                                                               connection with the Annual
                                                               Meeting of Shareholders held on
                                                               May 26, 1994.

10(u)*        First Amendment to Jacobson Stock                Exhibit 10(m) to Form 10-K,
              Option Plan of 1994.                             Year Ended January 27, 1996.

10(v)*        Second Amendment to Jacobson Stock               Exhibit 10(b) to Form 10-Q,
              Option Plan of 1994.                             Quarter Ended July 26, 1997.

10(w)*        Third Amendment to Jacobson Stock                Exhibit A to Proxy Statement
              Option Plan of 1994.                             dated April 10, 1998 in connec-
                                                               tion with Annual Meeting of
                                                               Shareholders held May 28, 1998.

10(x)*        Jacobson Stores Inc. Management                  Exhibit 10(f) to Form 10-K,
              Incentive Plan, dated March 25, 1999.            Year Ended January 30, 1999.

21            Schedule of Subsidiaries.                        Exhibit 21 to Form 10-K, Year
                                                               Ended January 27, 1996.



           With the exception of Exhibits 4(a), 4(b), 4(c) and 4(e), instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries have been omitted. The amount of debt authorized under each such omitted instrument is less than 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

           In addition to Exhibits 10(a) through 10(e) and 10(g) to 10(r), inclusive, the registrant has an employment agreement with one other executive officer, which is not considered material in amount or significance.

           (b) The Company did not file any reports on Form 8-K during its fourth fiscal quarter ended January 29, 2000.

           (c) See Item 14(a)(3).

           (d) See Item 14(a)(2).











                                  SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: April 10, 2000              JACOBSON STORES INC.



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


JACOBSON STORES INC.                                      Date
                                                          ----

By: /s/  P. Gerald Mills                             April 10, 2000
    -------------------------------------
    P. Gerald Mills, Chairman of the
       Board, President and Chief
       Executive Officer, and Director
       (Principal Executive Officer)

By: /s/  Paul W. Gilbert                             April 10, 2000
    -------------------------------------
    Paul W. Gilbert, Vice Chairman
       of the Board, and Director
       (Principal Financial Officer)


By: /s/  Timothy J. Spalding                         April 10, 2000
    -------------------------------------
    Timothy J. Spalding, Vice
       President and Controller
       (Principal Accounting Officer)






JACOBSON STORES INC.                                      Date
                                                          ----

By: /s/  Herbert S. Amster                           April 10, 2000
    -------------------------------------
    Herbert S. Amster, Director



By: /s/  Leslie E. Dietzman                          April 10, 2000
    -------------------------------------
    Leslie E. Dietzman, Director



By: /s/  Herman S. Kohlmeyer, Jr.                    April 10, 2000
    -------------------------------------
    Herman S. Kohlmeyer, Jr., Director



By: /s/  Kathleen McCree Lewis                       April 10, 2000
    -------------------------------------
    Kathleen McCree Lewis, Director



By: /s/  Michael T. Monahan                          April 10, 2000
    -------------------------------------
    Michael T. Monahan, Director



By: /s/  M. Marnette Perry                           April 10, 2000
    -------------------------------------
    M. Marnette Perry, Director



By: /s/  Philip H. Power                             April 10, 2000
    -------------------------------------
    Philip H. Power, Director



By: /s/  Richard Z. Rosenfeld                        April 10, 2000
    -------------------------------------
    Richard Z. Rosenfeld, Director



By: /s/  Robert L. Rosenfeld                         April 10, 2000
    -------------------------------------
    Robert L. Rosenfeld, Director



By: /s/  James L. Wolohan                            April 10, 2000
    -------------------------------------
    James L. Wolohan, Director



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS


                                                      Year Ended
                                         -------------------------------------
                                         January 29,  January 30,  January 31,
(in thousands except per share data)        2000         1999        1998(1)
------------------------------------------------------------------------------

NET SALES ..............................  $ 448,075    $ 444,305   $ 447,471
                                          ---------    ---------   ---------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying
      and occupancy expenses ...........    296,412      295,272     300,918
   Selling, general and administrative
      expenses .........................    139,458      139,220     138,797
   Interest expense, net ...............      7,277        7,915       9,178
   Non-recurring charge (credit) .......      1,251         --          (340)
   Gains on sale of property ...........     (1,717)        (617)     (2,987)
                                          ---------    ---------   ---------

          Total costs and expenses .....    442,681      441,790     445,566
                                          ---------    ---------   ---------

EARNINGS BEFORE INCOME TAXES ...........      5,394        2,515       1,905

PROVISION FOR INCOME TAXES .............      1,888          880         691
                                          ---------    ---------   ---------

NET EARNINGS ...........................  $   3,506    $   1,635   $   1,214
                                          =========    =========   =========

EARNINGS PER COMMON SHARE:
   Basic and Diluted ...................  $    0.61    $    0.28   $    0.21
                                          =========    =========   =========
(1) 53 week year.

------------------------------------------------------------------------------

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (pages F-16 and F-17) are an integral part of these statements.




              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Year Ended
                                                    -------------------------------------
                                                    January 29,  January 30,  January 31,
(in thousands)                                         2000         1999       1998(1)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ...................................  $  3,506    $  1,635     $  1,214
   Gains on sale of property ......................    (1,717)       (617)      (2,987)
   Non-recurring charge (credit) ..................     1,251        --           (340)
   Adjustments to reconcile net earnings
     to cash provided by operating activities:
       Depreciation and amortization ..............     8,425       8,429        9,128
       Deferred taxes .............................      (947)        (74)         263
       Other liabilities ..........................      (377)       (337)         570
       Change in:
           Receivables from customers, net ........         9       1,973        7,586
           Merchandise inventories ................    (1,451)     (4,379)       8,800
           Prepaid expenses and other assets ......      (102)        (37)       1,590
           Accounts payable and accrued expenses ..     7,137       5,579       (2,521)
           Accrued income taxes ...................     1,228          82        1,215
                                                     --------    --------     --------
                Net cash provided by operating
                  activities ......................    16,962      12,254       24,518
                                                     --------    --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property .................     4,492       1,001        4,068
   Additions to property and equipment ............    (9,374)    (10,095)      (4,114)
   Other non-current assets .......................        71         373          927
                                                     --------    --------     --------
                Net cash provided by (used in)
                  investing activities ............    (4,811)     (8,721)         881
                                                     --------    --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt ....................      --          --         49,500
   Reduction of long-term debt ....................   (14,358)     (4,588)     (75,887)
   Proceeds from exercise of stock options ........      --           101         --
                                                     --------    --------     --------

                Net cash used in financing
                  activities ......................   (14,358)     (4,487)     (26,387)
                                                     --------    --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS .............    (2,207)       (954)        (988)
   Cash and cash equivalents, beginning of year ...     2,929       3,883        4,871
                                                     --------    --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR ............  $    722    $  2,929     $  3,883
                                                     ========    ========     ========

(1) 53 week year
-----------------------------------------------------------------------------------------

SUPPLEMENTARY CASH FLOW INFORMATION
The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Interest paid (net of interest capitalized) was $7,302,000 in 1999, $7,948,000 in 1998 and $9,330,000 in 1997. The Company paid income taxes totalling $1,607,000 in 1999 and $872,000 in 1998. The Company received income tax refunds totalling $782,000 in 1997.

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (pages F-16 and F-17) are an integral part of these statements.


              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                    Year Ended
                                         -------------------------------------
                                         January 29,  January 30,  January 31,
(in thousands)                              2000         1999       1998(1)
------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .........   $     722    $   2,929    $   3,883
    Receivables from customers, net ...      32,142       32,151       34,124
    Merchandise inventories ...........      91,905       90,454       86,075
    Prepaid expenses and other
      assets .. .......................       1,472        1,370        1,333
    Deferred taxes ....................       5,494        4,894        3,696
                                          ---------    ---------    ---------
            Total current assets ......     131,735      131,798      129,111
                                          ---------    ---------    ---------
PROPERTY AND EQUIPMENT, NET ...........      83,163       84,989       83,707
                                          ---------    ---------    ---------
OTHER ASSETS ..........................      18,766       20,088       20,461
                                          ---------    ---------    ---------
                                          $ 233,664    $ 236,875    $ 233,279
                                          =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt ..   $   3,392    $   3,719    $   3,972
   Accounts payable ...................      39,968       34,769       32,108
   Accrued expenses ...................      18,712       16,774       13,856
   Accrued income taxes ...............       1,670          442          360
                                          ---------    ---------    ---------
            Total current liabilities..      63,742       55,704       50,296
                                          ---------    ---------    ---------
LONG-TERM DEBT ........................      85,772       99,803      104,138
                                          ---------    ---------    ---------
DEFERRED TAXES ........................       6,039        6,386        5,262
                                          ---------    ---------    ---------
OTHER LIABILITIES .....................       3,668        4,045        4,382
                                          ---------    ---------    ---------
SHAREHOLDERS' EQUITY:
   Common stock .......................       5,975        5,975        5,966
   Paid-in surplus ....................       7,201        7,201        7,109
   Retained earnings ..................      61,666       58,160       56,525
   Treasury stock .....................        (399)        (399)        (399)
                                          ---------    ---------    ---------
                                             74,443       70,937       69,201
                                          ---------    ---------    ---------
                                          $ 233,664    $ 236,875    $ 233,279
                                          =========    =========    =========
------------------------------------------------------------------------------

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (pages F-16 and F-17) are an integral part of these statements.




              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          Common  Paid-in   Retained  Treasury
(in thousands except number of shares)    Stock   Surplus   Earnings   Stock
------------------------------------------------------------------------------
BALANCE, January 25, 1997 .............   $5,966   $7,109   $55,311    $(399)

FIFTY-TWO WEEKS ENDED January 31, 1998:
   Net earnings .......................     --       --       1,214     --
                                          ------   ------   -------    -----

BALANCE, January 31,1998 ..............    5,966    7,109    56,525     (399)

FIFTY-TWO WEEKS ENDED January 30, 1999:
   Net earnings .......................     --       --       1,635     --
   Exercise of stock options ..........        9       92      --       --
                                          ------   ------   -------    -----

BALANCE, January 30, 1999 .............    5,975    7,201    58,160     (399)
                                          ------   ------   -------    -----

FIFTY-TWO WEEKS ENDED January 29, 2000:
   Net earnings .......................     --       --       3,506     --
                                          ------   ------   -------    -----

BALANCE, January 29, 2000 .............   $5,975   $7,201   $61,666    $(399)
                                          ======   ======   =======    =====
------------------------------------------------------------------------------

PREFERRED STOCK
Authorized 1,000,000 shares, $1 par value; no shares outstanding at January 31, 1998, January 30, 1999 and January 29, 2000.

COMMON STOCK
Authorized 15,000,000 shares, $1 par value; 5,966,2212/3 shares issued at January 31, 1998 and 5,975,4092/3 shares issued at January 30, 1999 and January 29, 2000. Shares issued include 187,200 shares in treasury a January 31, 1998, January 30, 1999 and January 29, 2000.

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (pages F-16 and F-17) are an integral part of these statements.



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTEREST EXPENSE

Components of net interest expense are summarized below:

------------------------------------------------------------------------------
(in thousands)                                1999     1998     1997
------------------------------------------------------------------------------
Revolving Credit line ....................   $2,794   $3,089   $3,630
Real estate obligations ..................    2,652    2,891    3,083
Long-term debt ...........................    1,885    2,060    2,452
Capital lease obligations ................       22       40       77
                                             ------   ------   ------
                                              7,353    8,080    9,242
Less interest earned on
  short-term investments .................        8       65       64
Less interest capitalized on
  properties under development ...........       68      100     --
                                             ------   ------   ------
                                             $7,277   $7,915   $9,178
                                             ======   ======   ======
------------------------------------------------------------------------------

NON-RECURRING CHARGE (CREDIT)
In the fourth quarter of 1999, the Company recorded a one-time charge totalling $1,251,000 to fully reserve its investment in a cooperative buying group made several years ago.

In early 1997, the Company closed three underperforming Michigan stores and incurred a related $4,200,000 pre-tax charge in fiscal 1996. Store closing reserve activity was as follows:

------------------------------------------------------------------------------
 (in thousands)                                1999       1998        1997
------------------------------------------------------------------------------
Reserve at beginning of year .............   $   125    $ 2,623    $ 4,200
Reserve related to properties sold .......      --       (2,210)      --
Payments against reserve .................      (125)      (288)    (1,237)
Credit against reserve ...................      --         --         (340)
                                             -------    -------    -------

Reserve at end of year ...................   $  --      $   125    $ 2,623
                                             =======    =======    =======
------------------------------------------------------------------------------


At January 29, 2000, all closed facilities have been sold and all closing costs incurred. Store closing credits totalled $224,000 after-tax in 1997.

GAINS ON SALE OF PROPERTY

In fiscal 1999, the Company sold properties in Dearborn and East Lansing, Michigan, at a combined after-tax gain totalling $1,133,000. In fiscal 1998, the Company sold properties in Jackson and Kalamazoo, Michigan at a combined after-tax gain totalling $407,000. In 1997, the Company sold its Store for the Home in Grosse Pointe, Michigan and two non-operating properties at a combined after-tax gain totalling $1,972,000.

ADVERTISING EXPENSE

The Company expenses advertising costs the first time the advertising takes place. Advertising expense totalled $18,705,000 in 1999, $17,566,000 in 1998 and $16,735,000 in 1997.





TAXES

The provision for income taxes consisted of:

------------------------------------------------------------------------------
(in thousands)                   1999      1998     1997
------------------------------------------------------------------------------
Currently payable ..........   $ 2,835    $ 954    $ 428
Deferred ...................      (947)     (74)     263
                               -------    -----    -----
                               $ 1,888    $ 880    $ 691
                               =======    =====    =====
------------------------------------------------------------------------------

Income taxes as a percent of earnings before income taxes differed from the statutory Federal income tax rate as follows:

------------------------------------------------------------------------------
(percent of earnings before income taxes)      1999    1998    1997
------------------------------------------------------------------------------
Statutory Federal income tax rate ..........   34.0%   34.0%   34.0%
Other ......................................    1.0     1.0     2.3
                                               ----    ----    ----
                                               35.0%   35.0%   36.3%
                                               ====    ====    ====
------------------------------------------------------------------------------

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes and are classified as current or non-current in the consolidated balance sheets based on the classification of the assets and liabilities which gave rise to the temporary differences. The components of the net deferred income tax liability at January 29,2000, January 30, 1999 and January 31, 1998, were as follows:

------------------------------------------------------------------------------
                                             January     January    January
(in thousands)                                 2000        1999       1998
------------------------------------------------------------------------------
Deferred tax liabilities:
    Accelerated depreciation .............     $2,192     $2,658     $3,292
    Additional pension cost
      deductible for tax purposes ........      5,184      5,152      5,208
    Other ................................        204        216        354
                                               ------     ------     ------
                                                7,580      8,026      8,854
                                               ------     ------     ------
Deferred tax assets:
    Store closing reserves ...............       --         --          906
    Accrued employee benefits ............      1,578      1,592      1,029
    Accrued vacation pay .................      1,326      1,292      1,283
    Additional inventory
      capitalized for tax purposes .......      1,096        991        980
    Alternative minimum tax credit
      carryforward .......................       --         --          962
    Deferred rent ........................      1,026      1,031        944
    Other ................................      2,009      1,628      1,184
                                               ------     ------     ------
                                                7,035      6,534      7,288
                                               ------     ------     ------

Net deferred tax liability ...............     $  545     $1,492     $1,566
                                               ======     ======     ======
------------------------------------------------------------------------------

The Company believes it is more likely than not that deferred tax assets will be used to offset future tax obligations. Accordingly, the Company has not recorded a related valuation allowance.

Taxes other than income taxes were as follows:

------------------------------------------------------------------------------
(in thousands)                                  1999      1998        1997
------------------------------------------------------------------------------
Payroll taxes ............................    $ 8,235    $ 8,087    $ 8,195
Real estate and personal property taxes ..      4,493      4,185      4,337
Other taxes ..............................      1,198      1,061        913
                                              -------    -------    -------

                                              $13,926    $13,333    $13,445
                                              =======    =======    =======
------------------------------------------------------------------------------


CUSTOMER CREDIT AND RECEIVABLES

Credit sales under Jacobson credit plans were 34.2% of total sales in 1999, 35.7% in 1998 and 38.1% in 1997. Credit plans consist of option and extended payment accounts.

Revenues and direct costs associated with the Company's credit program are summarized below

------------------------------------------------------------------------------
(in thousands)                                 1999       1998       1997
------------------------------------------------------------------------------
Finance charge revenues and fees .........    $5,400     $5,650     $6,185
                                              ------     ------     ------
Cost of credit operation:
   Credit and collection administration ..     1,250      1,274      1,392
   Allocated interest expense ............     2,352      2,543      2,922
   Provision for doubtful accounts, net
     of recoveries .......................       793        885        993
   Provision for income taxes ............       342        322        299
                                              ------     ------     ------
                                               4,737      5,024      5,606
                                              ------     ------     ------
Net income from credit program ...........    $  663     $  626     $  579
                                              ======     ======     ======
   As a percent of credit sales ..........       0.4%       0.4%       0.3%
                                              ======     ======     ======
------------------------------------------------------------------------------

The finance charge rate assessed under the Company's credit plans is 20.4%. Allocated interest expense is computed at the average rate of interest incurred on the Revolving Credit line applied to the average total receivables from customers. The average rate was 7.8% in 1999, 8.0% in 1998 and 8.3% in 1997.

Receivables from customers at year-end were as follows:

------------------------------------------------------------------------------
                                            January      January     January
(in thousands)                                2000         1999        1998
------------------------------------------------------------------------------
Receivables from customers .............     $32,701     $32,749     $34,761
Less reserve for doubtful accounts .....         559         598         637
                                             -------     -------     -------

                                             $32,142     $32,151     $34,124
                                             =======     =======     =======
------------------------------------------------------------------------------

Accounts written off, net of recoveries, were $833,000 in 1999, $924,000 in 1998 and $1,106,000 in 1997 (0.54%, 0.58% and 0.65%, respectively, of credit sales).


MERCHANDISE INVENTORIES

All merchandise inventories are valued at cost, which is lower than market, as determined by the retail last-in, first-out (LIFO) method. At year-end, merchandise inventories were as follows

------------------------------------------------------------------------------
                               January     January      January
(in thousands)                   2000        1999         1998
------------------------------------------------------------------------------

Inventories at first-in,
  first-out (FIFO) cost ...    $108,803    $108,263    $104,708
Less LIFO reserves ........      16,898      17,809      18,633
                               --------    --------    --------
                               $ 91,905    $ 90,454    $ 86,075
                               ========    ========    ========
------------------------------------------------------------------------------






LONG-TERM LEASES

At January 29, 2000, the Company was obligated under non-cancelable long-term leases for certain stores or portions of stores, and for certain fixtures and equipment. Many of the leases contain renewal options. Most require payment of taxes, insurance, and other costs applicable to the property and some require additional rentals based on percentages of sales, which are recorded as rental expense for both capital and operating leases.

Future minimum rental commitments as of January 29, 2000, for all non-cancelable leases which had a remaining term of more than one year were as follows:

-----------------------------------------------------------------------------
                                             Operating   Capital
(in thousands)                                 Leases    Leases
-----------------------------------------------------------------------------
2000 ...................................     $  9,077     $ 76
2001 ...................................        9,496       76
2002 ...................................        9,375        8
2003 ...................................        8,994      --
2004 ...................................        8,882      --
Thereafter .............................      110,042      --
                                             --------     ----
Total minimum lease payments ...........     $155,866      160
                                             ========
Less imputed interest ..................                    15
                                                          ----
Capital lease obligations, including
  current maturities of $66 ............                  $145
                                                          ====
-----------------------------------------------------------------------------

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

Rental expense (net of rental income) was as follows:
-----------------------------------------------------------------------------
(in thousands)                          1999      1998      1997
-----------------------------------------------------------------------------
Buildings and improvements:
   Operating leases:
       Minimum rent ...............    $7,685    $7,146    $7,003
       Percentage rent ............     1,491     1,188     1,652
   Capital leases:
       Percentage rent ............       163       273       272
                                       ------    ------    ------
                                       $9,339    $8,607    $8,927
                                       ======    ======    ======
Fixtures and equipment:
   Operating leases ...............    $  949    $  927    $  864
                                       ======    ======    ======
-----------------------------------------------------------------------------





PROPERTY AND EQUIPMENT

Property and equipment at year-end are set forth below:

-----------------------------------------------------------------------------
                                               January    January    January
(in thousands)                                   2000       1999       1998
-----------------------------------------------------------------------------
Land and improvements ......................   $  8,085   $  8,439   $  8,496
Buildings and improvements .................     86,248     88,702     87,948
Furniture, fixtures and equipment ..........     57,271     55,113     49,710
Leasehold improvements .....................     13,848     12,742     13,038
Construction in progress ...................      5,561      3,636      3,384
Capital leases .............................      9,186      9,232      9,232
                                               --------   --------   --------
                                                180,199    177,864    171,808
Less accumulated depreciation and
  amortization .............................     97,036     92,875     88,101
                                               --------   --------   --------
                                               $ 83,163   $ 84,989   $ 83,707
                                               ========   ========   ========
-----------------------------------------------------------------------------
Depreciation and amortization amounted to $8,425,000 in 1999, $8,429,000 in 1998 and $9,128,000 in 1997.


CAPITAL AND MAINTENANCE EXPENDITURES

Capital expenditures, including amounts under capital leases, for the past three years are summarized below:

-----------------------------------------------------------------------------
                               Stores and Store  Support Facilities
(in thousands)                   Modernization      and Equipment     Total
                                 -------------      -------------     -----
1999.........................        $7,909            $1,465        $ 9,374
1998.........................         7,573             2,522         10,095
1997.........................         1,332             2,782          4,114
-----------------------------------------------------------------------------

Stores and store modernization expenditures include those made for the acquisition of land, buildings and improvements, and related fixtures and equipment for new stores and expansion and re-fixturing of existing stores. Support facilities and equipment expenditures relate to information systems and corporate office and service center facilities.

Repairs and maintenance expense totalled $1,928,000 in 1999, $1,879,000 in 1998 and $1,972,000 in 1997.

RETIREMENT PLANS

The Company has a trusteed non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under the plan are based on a final average pay formula. Service cost and the projected benefit obligation under the projected unit credit actuarial method reflect the impact of estimated increases in compensation on future pension benefits. Unrecognized pension costs and credits, including actuarial gains and losses, are amortized over the average remaining service period of those employees expected to receive pension benefits. Pension credit was $94,000 in 1999. Pension expense was $162,000 in 1998 and $1,775,000 in 1997. The Company's funding policy satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Pension plan assets are managed by independent investment managers.





Net periodic pension expense (credit) was as follows:

---------------------------------------------------------------------------------------
(in thousands)                                             1999        1998        1997
---------------------------------------------------------------------------------------
Components of Net Pension Expense (Credit):
Service cost for benefits earned during
   the year ........................................   $  1,386    $  1,657    $  2,341
Interest cost on projected benefit obligation ......      3,888       3,759       3,868
Expected return on assets ..........................     (5,686)     (5,383)     (4,906)
Net amortization and deferral ......................        318         129         472
                                                       --------    --------    --------
Net pension expense (credit) .......................   $    (94)   $    162    $  1,775
                                                       ========    ========    ========
---------------------------------------------------------------------------------------

Changes in the projected benefit obligation, plan assets and reconciliation of the funded status of the plan were as follows:

---------------------------------------------------------------------------------------
                                                                December 31,
                                                        -------------------------------
(in thousands)                                          1999        1998        1997
---------------------------------------------------------------------------------------
Change in Projected Benefit Obligation:
   Projected benefit obligation at
     beginning of year .............................   $ 59,317    $ 53,059    $ 52,724
   Service cost for benefits earned during
     the year ......................................      1,386       1,657       2,341
   Interest cost on projected benefit
     obligation ....................................      3,888       3,759       3,868
   Amendments ......................................       --          --          (470)
   Actuarial (gain) loss ...........................     (7,231)      4,022      (2,756)
   Benefits paid ...................................     (3,141)     (3,180)     (2,648)
                                                       --------    --------    --------
             Projected benefit obligation at
               end of year .........................   $ 54,219    $ 59,317    $ 53,059
                                                       ========    ========    ========
Change in Plan Assets:
   Fair value of plan assets at beginning of year ..   $ 69,888    $ 70,257    $ 58,357
   Actual return on plan assets ....................     23,967       2,811      13,259
   Employer contribution ...........................       --          --         1,289
   Benefits paid ...................................     (3,141)     (3,180)     (2,648)
                                                       --------    --------    --------
             Fair value of plan assets at end
               of year .............................   $ 90,714    $ 69,888    $ 70,257
                                                       ========    ========    ========
Reconciliation of Funded Status:
   Funded status ...................................   $ 36,495    $ 10,571    $ 17,198
   Unrecognized net actuarial (gain) loss ..........    (21,342)      4,488      (1,977)
                                                       --------    --------    --------

             Net prepaid pension cost(1) ...........   $ 15,153    $ 15,059    $ 15,221
                                                       ========    ========    ========

(1) Included in other assets on the consolidated balance sheets.
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Actuarial Assumptions                                     1999        1998        1997
---------------------------------------------------------------------------------------
Discount rate:
   Beginning of year ...............................      6 3/4%      7 1/4%      7 1/2%
   End of year .....................................      7 3/4       6 3/4       7 1/4
Expected return on plan assets .....................          9           9           9
Rate of increase in compensation ...................          5           5           5
---------------------------------------------------------------------------------------


The Company contributed and charged to expense $288,000 in 1999, $277,000 in 1998 and $263,000 in 1997 for multi-employer pension plans. These contributions were determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Under the provisions of the Multi-Employer Pension Plan Amendments Act of 1980, if the Company should substantially or totally withdraw from a multi-employer pension fund, it would be required to continue contributions to such plan to the extent of its portion of the plan's unfunded vested liability. Management has no plans to terminate operations that would subject the Company to such liability.


The Company has a qualified salary deferral plan under Internal Revenue Code
Section 401(k). All employees of the Company who have completed one year of service and are at least age 21 are eligible to participate in this plan. Under this plan, the Company may elect to match 20% of the first 3% of employee contributions per participant. These matching contributions vest immediately. The charges to operations for matching contributions to the plan were $336,000 in 1999, $330,000 in 1998 and $351,000 in 1997.

ACCRUED EXPENSES

Accrued expenses at year-end were as follows:

-----------------------------------------------------------------------------
                                               January    January    January
(in thousands)                                   2000       1999       1998
-----------------------------------------------------------------------------
Wages and vacation pay ..................     $ 7,830    $ 7,135     $ 7,158
Taxes other than income taxes ...........       2,018      1,733       1,431
Interest ................................         845        870         877
Other ...................................       8,019      7,036       4,390
                                              -------    -------     -------
                                              $18,712    $16,774     $13,856
                                              =======    =======     =======
-----------------------------------------------------------------------------


FINANCING

The Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. Loans under the facility bear interest at either or both of two variable interest rate alternatives as chosen by the Company. One of the interest rates may decrease if the Company meets specified performance measures, which were not met in 1999. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for loans.

Borrowings under the Revolving Credit facility mature on March 24, 2002. Each year, the Company may request a one-year extension of the maturity date, subject to lender approval. Any party may terminate the facility as of the maturity date by giving 90 days notice. The Company may also terminate the facility early upon 90 days notice if it pays a termination fee equal to one-half of one percent a year (for what would have been the remaining term of the facility) of the average daily balance of loans and letters of credit under the facility since its inception. The facility carries a line of credit fee equal to one-quarter of one percent a year of the excess of the aggregate commitments under the facility (currently $80,000,000) over the amount of loans and letters of credit outstanding and an agent's fee of $45,000 a year. Borrowings under the facility are guaranteed by the Company's subsidiaries and secured by accounts receivable, inventory and related intangible assets and the proceeds thereof of the Company and its subsidiaries.

Revolving Credit line borrowings and interest rates for the past three years were as follows:
-----------------------------------------------------------------------------
(in thousands)                                1999      1998       1997
-----------------------------------------------------------------------------
Maximum amount outstanding ..............   $51,645    $55,974    $54,899
Daily weighted average amount
  outstanding............................    36,071     38,801     43,277
Daily weighted average interest rate ....       7.8%       8.0%       8.3%
-----------------------------------------------------------------------------





At year-end, long-term debt, less current maturities, consisted of the following:

-----------------------------------------------------------------------------
                                               January    January    January
(in thousands)                                   2000       1999       1998
-----------------------------------------------------------------------------
6 3/4% Convertible Subordinated Debentures
  due 2011 ...............................    $25,875     $ 27,600   $ 29,325
Mortgage notes and collateral trust bonds
  due through 2013, at rates from
  5.89% to 8.36% .........................     26,543       28,657     30,582
Industrial development revenue bond
   obligations, due through 2015, at
   variable rates below prime ............      8,209        8,526      8,868
Notes under Revolving Credit line, at a
   blended rate below prime ..............     25,066       34,875     35,032
                                              -------     --------   --------
                                               85,693       99,658    103,807

Capital lease obligations ................         79          145        331
                                              -------     --------   --------
                                              $85,772     $ 99,803   $104,138
                                              =======     ========   ========
-----------------------------------------------------------------------------

The 6 3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable at the option of the Company at par. Mandatory annual sinking fund payments of $1,725,000 are required each December 15. At January 29, 2000, 820,000 shares of authorized common stock were reserved for conversion.

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

Aggregate maturities of long-term debt for the next five years are as follows:

-----------------------------------------------------------------------------
                                                    Capital
                                      Long-Term      Lease
(in thousands)                          Debt      Obligations(1)     Total
-----------------------------------------------------------------------------
2000 ..............................    $ 3,326        $ 66         $ 3,392
2001 ..............................     12,887          72          12,959
2002 ..............................     28,659           7          28,666
2003 ..............................      8,435         --            8,435
2004 ..............................      3,602         --            3,602

(1) Excluding imputed interest.
-----------------------------------------------------------------------------

Based on the quoted market price of the 6 3/4% Convertible Subordinated Debentures due 2011 and on the current rates offered to the Company for other long-term debt of similar remaining maturities, the estimated fair value of total long-term debt, excluding capital lease obligations, was less than the carrying value by approximately $8,200,000 at January 29, 2000, $4,000,000 at January 30, 1999 and $6,500,000 at January 31, 1998.



STOCK OPTIONS

At January 29, 2000, 820,125 shares of Jacobson Stores Inc. common stock were reserved for issuance under a stock option plan adopted in 1994 and options for an additional 573,687 shares were available for grant to directors and employees.

The Company follows the disclosure requirements of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation", but continues to account for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined in accordance with SFAS No. 123 in 1999, the Company would have had net earnings of $2,952,000 ($0.51per share). Under SFAS No. 123, in 1998 the Company would have had net earnings of $776,000 ($0.13 per share) and in 1997 the Company's net earnings and earnings per common share would have been $501,000 ($0.09 per share).

Option activity for the past three years was as follows:

------------------------------------------------------------------------------
                                                      Number  Weighted Average
                                                    of Shares   Option Price
------------------------------------------------------------------------------
Options outstanding at January 25, 1997 (including
   exercisable options for 239,350 shares) .......   395,600       $ 10.33

Activity during 1997:
   Granted .......................................   357,000          8.93
   Expired .......................................   131,850         12.33
                                                     -------
Options outstanding at January 31, 1998 (including
   exercisable options for 304,313 shares) .......   620,750          9.14

Activity during 1998:
   Granted .......................................   173,000         13.66
   Exercised .....................................     9,188         11.01
   Expired .......................................    49,687         11.50
                                                     -------
Options outstanding at January 30, 1999 (including
   exercisable options for 456,907 shares) .......   734,875         10.02

Activity during 1999:
   Granted .......................................   126,500          6.47
   Expired .......................................    41,250         10.79
                                                     -------
Options outstanding at January 29, 2000 (including
   exercisable options for 542,375 shares) .......   820,125       $  9.42
                                                     =======       =======
------------------------------------------------------------------------------
The weighted average fair value of options granted in 1999, 1998 and 1997 totalled $3.91, $7.87 and $6.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in valuing the option grants for 1999, 1998 and 1997, respectively, were expected life, 9.73, 9.88 and 9.94 years; interest rate, 5.33%, 5.60% and 6.73%; and volatility (the measure by which the stock price has fluctuated or will be expected to fluctuate during the period), 41.46%, 34.93% and 37.07%.

At January 29, 2000, 505,375 of the outstanding options have exercise prices that range between $5.13-$9.13, with a weighted average exercise price of $7.92. Of these options, 382,875 options are exercisable, with a weighted average exercise price of $8.37 and a weighted average contractual maturity of 7.0 years. The remaining 314,750 outstanding options have exercise prices that range between $9.63-$14.38, with a weighted average exercise price of $11.83. Of these options, 159,500 options are exercisable, with a weighted average exercise price of $11.21 and a weighted average contractual maturity of 6.3 years.


PREFERRED STOCK PURCHASE RIGHTS

The Company has a Rights Agreement, under which a Right is attached to each of the Company's Common Shares. Each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A preferred Stock at an exercise price of $100, subject to adjustment. The Company has reserved 100,000 shares of Series A Preferred Stock for issuance on the exercise of the Rights. The Rights trade with the Company's Common Shares until they become exercisable, which occurs on the date of public announcement that any person or group has acquired, or 10 days (or such later date as the Board of Directors may determine) after the commencement of, or public announcement of an intention to commence, an offer to acquire beneficial ownership of 20% or more of the Company's Common Shares (subject to certain exceptions, including an offer to buy all shares that is approved by the Company's disinterested directors). After the Rights become exercisable, each Right (except those of the acquiring person or group) will entitle the holder to purchase upon exercise of the Right, at the then current exercise price of the Right, Company Common Shares having an average market value of twice the current exercise price of the Right. Alternatively, if the Company is acquired in a merger or other business combination or if more than 50% of its assets or earning power are sold to an acquiring person or in a transaction in which all holders of Common Shares are not treated alike, each Right (except those of the acquiring person or group) will entitle the holder to purchase, upon exercise, at the then current exercise price of the Right, common shares of the acquiring company having an average market value of twice the current exercise price of the Right. The Rights may be redeemed by the Company for one cent per Right prior to the date a person or group acquires 20% or more of the Company's Common Shares, and will expire on October 25, 2008, unless extended or earlier redeemed by the Board of Directors.


EARNINGS PER SHARE

Basic earnings per common share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. Earnings per common share are calculated as follows:

-----------------------------------------------------------------------------
(dollars and shares in thousands)                 1999     1998     1997
-----------------------------------------------------------------------------
Earnings available to common shareholders ....   $3,506   $1,635   $1,214
                                                 ======   ======   ======

Weighted average common shares outstanding ...    5,788    5,784    5,779
Dilutive stock options .......................     --        118       44
                                                 ------   ------   ------
   Shares used to calculate diluted earnings
     per common share ........................    5,788    5,902    5,823
                                                 ======   ======   ======
Earnings per common share:
   Basic .....................................   $  .61   $  .28   $  .21
   Diluted ...................................      .61      .28      .21
                                                 ======   ======   ======
-----------------------------------------------------------------------------

Potential common shares attributable to stock options or assumed conversion of debentures are reported in the above table only if dilutive. Potential shares represented by anti-dilutive stock options totalled 810,000, 152,000 and 165,000 in 1999, 1998 and 1997, respectively.

The Company's 6 3/4% Convertible Subordinated Debentures due 2011 represent potential common shares for computation of diluted earnings per share, but are anti-dilutive for 1999, 1998 and 1997. Assumed conversion of the debentures would have added 847,000, 925,000 and 972,000 to shares used to calculate diluted earnings per share in 1999, 1998 and 1997, respectively.





CONDENSED BALANCE SHEETS

Condensed balance sheets of Jacobson Stores Realty Company and merchandising operations are shown below:

-----------------------------------------------------------------------------
                                           January      January      January
(in thousands)                               2000        1999          1998
-----------------------------------------------------------------------------
JACOBSON STORES REALTY COMPANY
-----------------------------------------------------------------------------
Current assets .......................     $    220     $     71     $    182
Advances to Jacobson Stores Inc. .....       33,116       28,607       26,141
Property and equipment, net ..........       39,089       43,245       46,933
Investments and other assets .........        2,208        2,334        2,461
                                           --------     --------     --------
        Assets .......................     $ 74,633     $ 74,257     $ 75,717
                                           ========     ========     ========

Current liabilities ..................     $  4,100     $  3,447     $  3,929
Long-term debt .......................       34,542       36,637       38,571
Other liabilities ....................        1,055        1,476        1,891
Equity of Jacobson Stores Inc. .......       34,936       32,697       31,326
                                           --------     --------     --------
        Liabilities and Equity .......     $ 74,633     $ 74,257     $ 75,717
                                           ========     ========     ========

-----------------------------------------------------------------------------
JACOBSON STORES INC. (merchandising operations)
-----------------------------------------------------------------------------
Current assets .......................     $131,575     $131,787     $130,235
Property and equipment, net ..........       44,074       41,744       36,774
Investments and other assets .........       19,716       20,972       21,278
                                           --------     --------     --------
        Assets .......................     $195,365     $194,503     $188,287
                                           ========     ========     ========

Current liabilities ..................     $ 59,702     $ 52,320     $ 47,673
Long-term debt .......................       51,230       63,166       65,567
Other liabilities ....................        9,710       10,070        8,931
Advances from subsidiaries ...........       41,640       37,131       34,665
Shareholders' equity .................       33,083       31,816       31,451
                                           --------     --------     --------
        Liabilities and Equity .......     $195,365     $194,503     $188,287
                                           ========     ========     ========


Jacobson Credit Corp. had no financial activity in 1999, 1998 or 1997. Its balance sheet includes Advances to Jacobson Stores Inc. and offsetting Equity of Jacobson Stores Inc. totalling $8,524,000.



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

FISCAL YEAR. Fiscal years 1999 and 1998 consisted of 52 weeks ended January 29, 2000 and January 30, 1999, respectively. Fiscal year 1997 consisted of 53 weeks and ended January 31, 1998. In March 2000, the Company changed its fiscal year end to the Saturday nearest January 31 from the last Saturday in January.

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

PRE-OPENING EXPENSES. Expenditures of a non-capital nature associated with opening a new store are charged to expense as incurred.

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

RECLASSIFICATIONS. Certain amounts in prior year financial statements have been reclassified to conform to the 1999 presentation. None of these reclassifications affected net earnings.

OPERATING SEGMENTS. The Company sells women's, men's and children's apparel and accessories, as well as home accessories, at its store locations. The Company's decision makers evaluate each store's operating performance. Under this organization, the operating segments have been aggregated into one reportable segment. The accounting policies of the operating segments are the same as those described in this Summary of Significant Accounting Policies.



              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                      QUARTERLY INFORMATION (unaudited)


OPERATING RESULTS
The unaudited quarterly operating results shown below were prepared using the same accounting policies that are applied to the annual data.

--------------------------------------------------------------------------------------
                                                           Quarter
                                           --------------------------------------------
(in thousands, except per share data)      First     Second       Third        Fourth
--------------------------------------------------------------------------------------
1999
----
Net sales .............................   $113,959   $ 94,186    $ 94,380    $ 145,550
Cost of merchandise sold, buying and
   occupancy expenses .................     73,697     68,609      60,684       93,422
Selling, general and administrative
  expenses ............................     34,391     31,132      34,554       39,381
Interest expense, net .................      1,804      1,773       1,697        2,003
Non-recurring charge ..................       --         --          --          1,251
Gains on sale of property .............       --         (523)       --         (1,194)
Earnings (loss) before income taxes ...      4,067     (6,805)     (2,555)      10,687
Net earnings (loss) ...................      2,644     (4,423)     (1,661)       6,946
Earnings (loss) per common share:
   Basic ..............................   $    .46   $   (.76)   $   (.29)   $    1.20
   Diluted ............................        .46       (.76)       (.29)        1.20

1998
----
Net sales .............................   $114,825   $ 95,256    $ 95,636    $ 138,588
Cost of merchandise sold, buying and
   occupancy expenses .................     72,762     70,184      63,099       89,227
Selling, general and administrative
  expenses ............................     36,204     31,390      35,165       36,461
Interest expense, net .................      1,948      1,978       1,881        2,108
Gains on sale of property .............       --         --          (659)          42
Earnings (loss) before income taxes ...      3,911     (8,296)     (3,850)      10,750
Net earnings (loss) ...................      2,542     (5,392)     (2,503)       6,988
Earnings (loss) per common share:
   Basic ..............................   $    .44   $   (.93)   $   (.43)   $    1.21
   Diluted ............................        .42       (.93)       (.43)        1.21

1997
----
Net sales .............................   $111,908   $ 95,938    $ 94,715    $ 144,910
Cost of merchandise sold, buying and
   occupancy expenses .................     72,314     72,381      59,587       96,636
Selling, general and administrative
  expenses ............................     33,800     30,561      34,421       40,015
Interest expense, net .................      2,448      2,289       2,148        2,293
Non-recurring credit ..................       --         (340)       --           --
Gains on sale of property .............       --         --          --         (2,987)
Earnings (loss) before income taxes ...      3,346     (8,953)     (1,441)       8,953
Net earnings (loss) ...................      2,175     (5,819)       (937)       5,795
Earnings (loss) per common share:
   Basic ..............................   $    .38   $  (1.00)   $   (.16)   $    1.00
   Diluted ............................        .38      (1.00)       (.16)         .98
--------------------------------------------------------------------------------------






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

-----------------------------------------------------------------------------
                    As Reported                      As Reallocated
             ---------------------------     --------------------------------
   Quarter    1999      1998        1997       1999       1998      1997
-----------------------------------------------------------------------------
     1st     $ .04      $ .04       $.04     $ (.03)     $(.02)     $.04
     2nd       .03        .03        .03       (.02)      (.02)      .04
     3rd       .03        .03        .03       (.02)      (.02)      .04
     4th      (.20)      (.19)       .08       (.03)      (.03)      .06
             -----      -----       ----      -----      -----      ----

             $(.10)     $(.09)      $.18      $(.10)     $(.09)     $.18
             =====      =====       ====      =====      =====      ====
-----------------------------------------------------------------------------





              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To Jacobson Stores Inc.:

     We have audited the accompanying consolidated balance sheets of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of January 29, 2000, January 30, 1999 and January 31, 1998 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Stores Inc. and subsidiaries as of January 29, 2000, January 30, 1999 and January 31, 1998 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29 2000, in conformity with accounting principles generally accepted in the United States.






                                                      /s/ ARTHUR ANDERSEN LLP
                                                      -----------------------


     Detroit, Michigan
     March 3, 2000





              JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                               JANUARY 29, 2000
                                (in thousands)

                Column A                        Column B    Column C     Column D      Column E

                                                            Amounts
                                                            Charged      Deductions
                                                Balance    (Credited)        For       Balance
                                               Beginning    to Costs &     Amounts     End of
               Description                     of Period    Expenses        Paid       Period
               -----------                     ---------    --------        ----       ------
53 WEEKS ENDED JANUARY 31, 1998:

Store Closing Costs -
    Severance and related benefits               $   900      $  (200)     $  (700)     $ --
    Reserve to state property and
       equipment at estimated fair value           2,350         (140)        --         2,210
    Expense to hold closed facilities
       pending disposition                           950         --           (537)        413
                                                 -------      -------      -------      ------
                                                 $ 4,200      $  (340)     $(1,237)     $2,623
                                                 =======      =======      =======      ======
52 WEEKS ENDED JANUARY 30, 1999:

Store Closing Costs -
    Reserve to state property and
       equipment at estimated fair value         $ 2,210      $(2,210)     $  --        $ --
    Expense to hold closed facilities
       pending disposition                           413         --           (288)        125
                                                 -------      -------      -------      ------
                                                 $ 2,623      $(2,210)     $  (288)     $  125
                                                 =======      =======      =======      ======
52 WEEKS ENDED JANUARY 29, 2000:

Store Closing Costs -
    Reserve to state property and
       equipment at estimated fair value         $  --        $  --        $  --        $ --
    Expense to hold closed facilities
       pending disposition                           125         --            125        --
                                                 -------      -------      -------      ------
                                                 $   125      $  --        $   125      $ --
                                                 =======      =======      =======      ======





                                     S-1




                                   EXHIBITS


            4(a) Amendment to Revolving Credit Agreement, dated January 21,
                 2000.

           10(a) Amendment to Employment Agreement, between Jacobson Stores
                 Inc. and P. Gerald Mills, dated April 10, 2000.

           10(b) Amendment to Employment Agreement, between Jacobson Stores
                 Inc. and Paul W. Gilbert, dated April 10, 2000.

           10(c) Amendment to Employment Agreement, between Jacobson Stores
                 Inc. and James A. Rodefeld, dated April 10, 2000.

           10(d) Executive Employment Agreement, dated as of April 11, 2000, between Jacobson Stores Inc. and Theodore R. Kolman.

           10(e) Executive Employment Agreement, dated as of April 8, 2000, between Jacobson Stores Inc. and Beverly A. Rice.

           10(f) Jacobson Stores Inc. Management Incentive Plan, dated
                 March 23, 2000.

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

3(i)(b)       Certificate of Designation, Preferences and       Exhibit 3(a) to Form 10-Q,
              Rights of Preferred Stock of Jacobson             Quarter Ended October 29, 1988.
              Stores Inc.

3(ii)         By-laws, Jacobson Stores Inc., as                 Exhibit 3(ii) to Form 10-Q,
              amended November 20, 1997.                        Quarter Ended October 25,
                                                                1997.

4(b)          Revolving Credit Agreement, dated as              Exhibit 4(c) to Form 10-K,
              of March 24, 1997, between Jacobson               Year Ended January 25, 1997.
              Stores Inc. and The CIT Group/Business
              Credit, as agent.





                                     E-1



Current                                                             Identification of
Exhibit             Description of Exhibit                             Prior Filing
-------             ----------------------                          -----------------
4(c)          Amendment to Revolving Credit Agreement,          Exhibit 4 to Form 10-Q,
              dated June 8, 1998.                               Quarter Ended August 1, 1998.

4(d)          Election under Section 780, Michigan              Exhibit 28 to Form 10-Q,
              Business Corporation Act.                         Quarter Ended October 27, 1984.

4(e)          Indenture dated as of December 15,                File #33-10532:
              1986 between Jacobson Stores Inc.                 Exhibit 4(a) to Form S-2
              and National Bank of Detroit, as                  (Amendment No. 1), filed
              Trustee.                                          December 12, 1986.

4(f)          Rights Agreement dated as of October 9,           Exhibit I to Form 8-A, dated
              1998 between Jacobson Stores Inc. and             October 26, 1998.
              Norwest Bank Minnesota, N.A., as
              Rights Agent.

10(g)         Employment Agreement, dated as of                 Exhibit 10(a) to Form 10-Q,
              June 11, 1998, between Jacobson Stores Inc.       Quarter Ended May 2, 1998.
              and P. Gerald Mills.

10(h)         Amendment to Employment Agreement                 Exhibit 10(a) to Form 10-K,
              between Jacobson Stores Inc. and                  Year Ended January 30, 1999.
              P. Gerald Mills, dated April 7, 1999.

10(i)         Employment Agreement, dated as of                 Exhibit 10(b) to Form 10-Q,
              June 11, 1998, between Jacobson Stores Inc.       Quarter Ended May 2, 1998.
              and Paul W. Gilbert.

10(j)         Amendment to Employment Agreement                 Exhibit 10(b) to Form 10-K,
              between Jacobson Stores Inc. and                  Year Ended January 30, 1999.
              Paul W. Gilbert, dated April 7, 1999.

10(k)         Employment Agreement, dated as of                 Exhibit 10(c) to Form 10-Q,
              June 11, 1998, between Jacobson Stores Inc.       Quarter Ended May 2, 1998.
              and James A. Rodefeld.

10(l)         Amendment to Employment Agreement                 Exhibit 10(c) to Form 10-K,
              between Jacobson Stores Inc., and                 Year Ended January 30, 1999.
              James A. Rodefeld, dated April 7, 1999.

10(m)         Executive Employment Agreement, dated             Exhibit 10(d) to Form 10-K,
              as of April 12, 1999, between                     Year Ended January 30, 1999.
              Jacobson Stores Inc. and Theodore R.
              Kolman.

10(n)         Executive Employment Agreement, dated as          Exhibit 10(a) to Form 10-Q,
              of July 6, 1998, between Jacobson Stores Inc.     Quarter Ended October 31,
              and George P. Kelly.                              1998.



                                     E-2



Current                                                             Identification of
Exhibit             Description of Exhibit                             Prior Filing
-------             ----------------------                          -----------------
10(o)         Release and Waiver Agreement, dated as of         Exhibit 10 to Form 10-Q,
              March 29, 1999, between George Kelly and          Quarter Ended May 1, 1999.
              Jacobson Stores Inc.

10(p)         Executive Employment Agreement, dated as of       Exhibit 10(d) to Form 10-K
              April 15, 1998, between Jacobson Stores Inc.      Year Ended January 31, 1998.
              and Herman J. Heinle.

10(q)         Release and Waiver Agreement dated                Exhibit 10 to Form 10-Q,
              May 26, 1998, between Jacobson Stores Inc.        Quarter Ended August 1, 1998.
              and Herman J. Heinle.

10(r)         Split Dollar Agreement, dated January 31,         Exhibit 10(k) to Form 10-K
              1992, between Jacobson Stores Inc. and            Year Ended January 27, 1996.
              Paul W. Gilbert.

10(s)         Jacobson Stores Inc. Deferred Compensation        Exhibit 10(e) to Form 10-K,
              Plan Amended and Restated Effective               Year Ended January 30, 1999.
              January 28, 1999.

10(t)         Jacobson Stock Option Plan of 1994.               Exhibit A to Proxy Statement
                                                                in connection with the Annual Meeting
                                                                of Shareholders held on May 26, 1994.

10(u)         First Amendment to Jacobson Stock                 Exhibit 10(m) to Form 10-K,
              Option Plan of 1994.                              Year Ended January 27, 1996.

10(v)         Second Amendment to Jacobson Stock                Exhibit 10(b) to Form 10-Q,
              Option Plan of 1994.                              Quarter Ended July 26, 1997.

10(w)         Third Amendment to Jacobson Stock                 Exhibit A to Proxy Statement
              Option Plan of 1994.                              dated April 10, 1998 in connec-
                                                                tion with Annual Meeting of
                                                                Shareholders held May 28, 1998.

10(x)         Jacobson Stores Inc. Management                   Exhibit 10(f) to Form 10-K,
              Incentive Plan, dated March 25, 1999.             Year Ended January 30, 1999.

21            Schedule of Subsidiaries.                         Exhibit 21 to Form 10-K, Year
                                                                Ended January 27, 1996.



                                     E-3