Form 10-Q
period 2000-04-29
JACOBSON STORES INC
filed 2000-06-13
CIK 53025

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 29, 2000

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

                          Common Stock ($1 Par Value):
              5,788,209-2/3 Shares outstanding as of April 29, 2000

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                    FORM 10-Q

                        For Quarter Ended April 29, 2000


                                      INDEX


PART I:  FINANCIAL INFORMATION                                              Page

     Item 1.  Financial Statements

             .  Consolidated Balance Sheets -April 29, 2000 and
                January 29, 2000                                              1

             .  Consolidated Statements of Earnings - Thirteen Week Periods
                Ended April 29, 2000 and May 1, 1999                          2

             .  Consolidated Statements of Cash Flows - Thirteen Week Periods
                Ended April 29, 2000 and May 1, 1999                          3

             .  Notes to Consolidated Financial Statements                    4

             Review by Independent Public Accountants                         6

             Exhibit:

             .  Report of Independent Public Accountants                      7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk      12

PART II: OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                13

       All items except those set forth above are inapplicable and have been omitted.

SIGNATURES                                                                   14

INDEX OF EXHIBITS

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                       April 29,      January 29,
ASSETS                                                                   2000            2000
                                                                      ----------      ----------
CURRENT ASSETS:
    Cash and cash equivalents                                         $   1,537       $     722
    Receivables from customers, net                                      30,066          32,142
    Merchandise inventories                                              93,355          91,905
    Prepaid expenses and other assets                                     1,069           1,472
    Deferred taxes                                                        5,494           5,494
                                                                      ---------       ---------

              Total current assets                                      131,521         131,735
                                                                      ---------       ---------
PROPERTY AND EQUIPMENT, NET                                              81,485          83,163
                                                                      ---------       ---------
OTHER ASSETS                                                             18,966          18,766
                                                                      ---------       ---------
                                                                      $ 231,972       $ 233,664
                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                 $   2,846       $   3,392
    Accounts payable                                                     28,240          39,968
    Accrued expenses                                                     18,356          18,712
    Accrued income taxes                                                  1,262           1,670
                                                                      ---------       ---------
              Total current liabilities                                  50,704          63,742
                                                                      ---------       ---------
LONG-TERM DEBT                                                           94,363          85,772
                                                                      ---------       ---------
DEFERRED TAXES                                                            6,039           6,039
                                                                      ---------       ---------
OTHER LIABILITIES                                                         3,637           3,668
                                                                      ---------       ---------
SHAREHOLDERS' EQUITY:
    Common stock                                                          5,975           5,975
    Paid-in surplus                                                       7,201           7,201
    Retained earnings                                                    64,452          61,666
    Treasury stock                                                         (399)           (399)
                                                                      ---------       ---------
                                                                         77,229          74,443
                                                                      ---------       ---------
                                                                      $ 231,972       $ 233,664
                                                                      =========       =========

        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per share data)
                                   (unaudited)


                                                                      Thirteen Weeks Ended
                                                                      April 29,     May 1,
                                                                         2000        1999
                                                                      ---------    --------
         NET SALES                                                    $115,179     $113,959
                                                                      --------     --------
         COSTS AND EXPENSES:
              Cost of merchandise sold, buying and
                  occupancy expenses                                    72,790       73,697
              Selling, general and administrative expenses              36,286       34,391
              Interest expense, net                                      1,817        1,804
                                                                      --------     --------

                        Total costs and expenses                       110,893      109,892
                                                                      --------     --------

         EARNINGS BEFORE INCOME TAXES                                    4,286        4,067

         PROVISION FOR INCOME TAXES                                      1,500        1,423
                                                                      --------     --------

         NET EARNINGS                                                 $  2,786     $  2,644
                                                                      ========     ========



         EARNINGS PER COMMON SHARE:
              Basic                                                   $   0.48     $   0.46
                                                                      ========     ========
              Diluted                                                 $   0.48     $   0.46
                                                                      ========     ========








        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                 Thirteen Weeks Ended
                                                                                April 29,      May 1,
                                                                                  2000          1999
                                                                               ----------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                               $  2,786       $  2,644
    Adjustments to reconcile net earnings to cash
    provided by operating activities:
       Depreciation and amortization                                              2,144          2,104
       Other liabilities                                                            (31)           (94)

       Change in:
          Receivables from customers, net                                         2,076          1,630
          Merchandise inventories                                                (1,450)        (1,471)
          Prepaid expenses and other assets                                         403            246
          Accounts payable and accrued expenses                                 (12,084)        (4,336)
          Current income taxes                                                     (408)           925
                                                                               --------       --------


                 Net cash provided by (used in) operating activities             (6,564)         1,648
                                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                            (466)        (1,234)
    Other non-current assets                                                       (200)           (36)
                                                                               --------       --------

                 Net cash used in investing activities                             (666)        (1,270)
                                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt                                                   9,083          1,038
    Reduction of long-term debt                                                  (1,038)        (1,701)
                                                                               --------       --------

                 Net cash provided by (used in) financing activities              8,045           (662)
                                                                               --------       --------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                         815           (284)
                                                                               --------       --------

    Cash and cash equivalents, beginning of period                                  722          2,929
                                                                               --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  1,537       $  2,645
                                                                               ========       ========


        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                        For Quarter Ended April 29, 2000


         The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

         Because of the nature of the specialty department store business, the results for the thirteen week periods ended April 29, 2000 and May 1, 1999 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

   (1)   EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. Earnings per common share are calculated as follows:


                                                                              Thirteen Weeks Ended
                 (in thousands, except per share data)                     April 29, 2000  May 1,1999
                 -------------------------------------                     ---------------------------
                 Earnings available to common shareholders                    $2,786         $2,644
                                                                              ======         ======

                 Weighted average common shares outstanding                    5,788          5,788
                 Dilutive stock options                                            7             --
                                                                              ------         ------

                      Shares used to calculate diluted
                         earnings per common share                             5,795          5,788
                                                                              ======         ======

                 Earnings per common share:
                      Basic                                                   $ 0.48         $ 0.46
                                                                              ======         ======
                      Diluted                                                 $ 0.48         $ 0.46
                                                                              ======         ======

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                        For Quarter Ended April 29, 2000


   (2)   CUSTOMER CREDIT AND RECEIVABLES

         Receivables from customers were as follows:
                                                                    April 29,    January 29,
                 (in thousands)                                       2000          2000
                 --------------                                     ---------    -----------
                 Receivables from customers                         $30,627        $32,701
                 Less reserve for doubtful accounts                     561            559
                                                                    -------        -------

                                                                    $30,066        $32,142
                                                                    =======        =======

   (3)   MERCHANDISE INVENTORIES

         Merchandise inventories were as follows:
                                                                    April 29,    January 29,
                 (in thousands)                                       2000          2000
                 --------------                                     ---------    -----------

                 Inventories at first-in, first out
                   (FIFO) cost                                      $110,592       $108,803
                 Less LIFO reserves                                   17,237         16,898
                                                                    --------       --------

                                                                    $ 93,355       $ 91,905
                                                                    ========       ========

   (4)   PROPERTY AND EQUIPMENT

         Property and equipment are set forth below:
                                                                    April 29,    January 29,
                 (in thousands)                                       2000          2000
                 --------------                                     ---------    -----------

                 Property and equipment                             $180,666       $180,199
                 Less accumulated depreciation
                     and amortization                                 99,181         97,036
                                                                    --------       --------

                                                                    $ 81,485       $ 83,163
                                                                    ========       ========

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                        For Quarter Ended April 29, 2000




   (5)   SUPPLEMENTARY CASH FLOW INFORMATION

         The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

         Interest paid (net of interest capitalized) totalled $1,263,000 and $1,439,000 in the thirteen week periods ended April 29, 2000 and May 1, 1999, respectively. The Company paid income taxes totalling $1,918,000 and $502,000 in the thirteen week periods ended April 29, 2000 and May 1, 1999, respectively.






         REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

         Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirteen week period ended April 29, 2000. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                                                                         EXHIBIT
                               ARTHUR ANDERSEN LLP



                    Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of April 29, 2000 and the related condensed consolidated statements of earnings and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Jacobson Stores Inc. and subsidiaries as of January 29, 2000 and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated March 3, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                               /s/  ARTHUR ANDERSEN LLP

Detroit, Michigan
May 12, 2000

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                        For Quarter Ended April 29, 2000

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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED APRIL 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED MAY 1, 1999

      Sales for the quarter ended April 29, 2000, totalled $115,179,000, an increase of 1.1% from 1999, attributable to increases in three stores renovated in 1999. Comparable store sales also increased 1.1%.

      The Company's gross profit percentage increased to 36.8% for the thirteen weeks this year from 35.3% in 1999, reflecting principally lower markdowns and higher markup.

      Selling, general and administrative expenses, expressed as a percentage of net sales, increased to 31.5 % in the quarter from 30.2% one year ago. The increase is due primarily to planned increases in sales promotion expense and direct selling payroll, partially offset by one-time expense (primarily severance) last year to integrate the Company's Florida and Midwest buying offices.

      Interest expense, expressed as a percentage of net sales, totalled 1.6% for the quarter in both years.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION


                        For Quarter Ended April 29, 2000



      2000 net earnings for the thirteen weeks totalled $2,786,000, or 48 cents per common share, compared to $2,644,000, or 46 cents per common share, last year. As a percent of sales, net earnings were 2.4% in 2000 compared to 2.3% in 1999.

b.      LIQUIDITY AND CAPITAL RESOURCES

      At April 29, 2000, the Company's current ratio was 2.59 to 1 and working capital totalled $80,817,000, including $1,537,000 of cash and cash equivalents. At January 29, 2000, the current ratio was 2.07 to 1 and working capital totalled $67,993,000, including $722,000 of cash and cash equivalents.

      The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs, debt service and expenditures to modernize and refixture existing stores. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. As of April 29, 2000, the Company had outstanding borrowings and letters of credit under this facility totalling $35,725,000 and had $44,275,000 of borrowing availability. For the quarter ended April 29, 2000, the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 8.5%.

      The Company's debt obligations that are sensitive to changes in interest rates, scheduled principal maturities, weighted average interest rates associated with those maturities and market value of debt have not changed materially from fiscal year-end.

 c.     CASH FLOWS

      Cash and cash equivalents increased $815,000 in the thirteen weeks ended April 29, 2000, compared to a decrease of $284,000 in the thirteen weeks ended May 1, 1999. Cash flows are impacted by operating, investing and financing activities. In the thirteen weeks this year, cash used in operating activities totalled $6,564,000, compared to $1,648,000 provided in 1999.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION


                        For Quarter Ended April 29, 2000


      Net operating cash outflows in the 2000 quarter resulted primarily from seasonal inventory increases and paydown of accounts payable, partially offset by earnings before non-cash charges and collection of receivables from customers.. Net cash inflows in the 1999 quarter resulted primarily from earnings before non-cash charges and collection of receivables from customers, partially offset by seasonal inventory increases and paydown of accounts payable.

      Investing activities used cash of $666,000 in the thirteen weeks this year compared to $1,270,000 used in 1999. Capital expenditures totalled $466,000 in the first thirteen weeks of 2000 compared to $1,234,000 in the comparable 1999 period.

      Financing activities provided cash of $8,045,000 in the thirteen weeks this year compared to $662,000 used last year. In the thirteen weeks in 2000, the Company borrowed $9,083,000 under its revolving credit facility, used $589,000 to purchase 6 3/4% Convertible Subordinated Debentures and used $449,000 to service current maturities of long-term debt. In 1999, the Company borrowed $1,038,000 under its revolving credit facility, used $1,230,000 to purchase 6 3/4% Convertible Debentures and used $471,000 to service current maturities of long-term debt.

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

      In April, 2000, the Company signed a lease for an 80,000 square foot store that will anchor the Village Crossing at West Chester, a new specialty center to be constructed in north Cincinnati, Ohio. The store is targeted to open in the fall of 2001.

      Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's capital resources to fund future operations) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the continued support of the Company's trade creditors and factors, the risks inherent in the level of the Company's long-term debt compared to its equity, the risk of unanticipated operating expenses, general trends in retail clothing apparel purchasing especially during the Christmas season, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION


                        For Quarter Ended April 29, 2000



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's debt obligations that are sensitive to changes in interest rates, scheduled principal maturities, weighted average interest rates associated with those maturities and market value of debt have not changed materially from fiscal year-end.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                           PART II: OTHER INFORMATION


                        For Quarter Ended April 29, 2000


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         10 Amendment to Employment Agreement, dated as of May 26, 2000, between Jacobson Stores Inc. and Theodore R. Kolman.

         15      Letter from Independent Public Accountants

         27      Financial Data Schedule

         (b)     Reports on Form 8-K

               On April 3, 2000, the Company filed a Current Report on Form 8-K, reporting in Item 8 that, effective March 23, 2000, the Company changed its fiscal year to end on the Saturday that is nearest to January 31 each year. Previously, the fiscal year ended on the last Saturday in January. No financial statements were filed with the report.

All exhibits except as set forth above have been omitted as not applicable or not required.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        For Quarter Ended April 29, 2000





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



                                                  JACOBSON STORES INC.
                                         ------------------------------------
                                                    (Registrant)



Date:  June 12, 2000                BY:  /s/   P. Gerald Mills
                                         ------------------------------------
                                         P. GERALD MILLS
                                         Chairman of the Board, President and
                                         Chief Executive Officer



Date:  June 12, 2000                BY:    /s/   Paul W. Gilbert
                                         ------------------------------------
                                         PAUL W. GILBERT
                                         Vice Chairman of the Board
                                         (Principal Financial Officer)

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                INDEX OF EXHIBITS




               10 Amendment to Employment Agreement, dated as of May 26, 2000, between Jacobson Stores Inc. and Theodore R. Kolman.

               15        Letter from Independent Public Accountants

               27        Financial Data Schedule






         All exhibits except as set forth above have been omitted as not applicable or not required.