Form 10-Q
period 2000-07-29
JACOBSON STORES INC
filed 2000-09-11
CIK 53025

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 29, 2000

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

                          Common Stock ($1 Par Value):
              5,788,209-2/3 Shares outstanding as of July 29, 2000

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                    FORM 10-Q

                         For Quarter Ended July 29, 2000


                                      INDEX



                                                                                                              Page

PART I:       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    .   Consolidated Balance Sheets - July 29, 2000 and
                        January 29, 2000                                                                       1

                    .   Consolidated Statements of Earnings - Thirteen and Twenty-Six
                        Week Periods Ended July 29, 2000 and July 31, 1999                                     2

                    .   Consolidated Statements of Cash Flows - Twenty-Six Week
                        Periods Ended July 29, 2000 and July 31, 1999                                          3

                    .   Notes to Consolidated Financial Statements                                             4

                    Review by Independent Public Accountants                                                   6

                    Exhibit:

                    .   Report of Independent Public Accountants                                               7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                        8

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                12

PART II: OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders                                       13

         Item 6.    Exhibits and Reports on Form 8-K                                                          14

           All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                                                    15

INDEX OF EXHIBITS


               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)


                                                                                      July 29,        January 29,
ASSETS                                                                                  2000             2000
                                                                                   -------------      ----------


CURRENT ASSETS:
    Cash and cash equivalents                                                       $       819      $       722
    Receivables from customers, net                                                      25,093           32,142
    Merchandise inventories                                                              85,571           91,905
    Prepaid expenses and other assets                                                     1,066            1,472
    Deferred taxes                                                                        5,494            5,494
                                                                                    -----------      -----------

              Total current assets                                                      118,043          131,735
                                                                                    -----------      -----------
PROPERTY AND EQUIPMENT, NET                                                              82,954           83,163
                                                                                    -----------      -----------
OTHER ASSETS                                                                             19,376           18,766
                                                                                    -----------      -----------
                                                                                    $   220,373      $   233,664
                                                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                               $     2,798      $     3,392
    Accounts payable                                                                     33,387           39,968
    Accrued expenses                                                                     15,311           18,712
    Accrued income taxes                                                                    -              1,670
                                                                                    -----------       ----------
              Total current liabilities                                                  51,496           63,742
                                                                                    -----------      -----------
LONG-TERM DEBT                                                                           88,645           85,772
                                                                                    -----------      -----------
DEFERRED TAXES                                                                            3,740            6,039
                                                                                    -----------      -----------
OTHER LIABILITIES                                                                         3,627            3,668
                                                                                    -----------      -----------
SHAREHOLDERS' EQUITY:
    Common stock                                                                          5,975            5,975
    Paid-in surplus                                                                       7,201            7,201
    Retained earnings                                                                    60,088           61,666
    Treasury stock                                                                         (399)            (399)
                                                                                    -----------      -----------
                                                                                         72,865           74,443
                                                                                    -----------      -----------
                                                                                    $   220,373      $   233,664
                                                                                    ===========      ===========


        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per share data)
                                   (unaudited)



                                                       Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                       --------------------                 ----------------------
                                                   July 29,           July 31,            July 29,             July 31,
                                                     2000               1999                2000                 1999
                                                  ----------        -----------         ----------            ---------


NET SALES                                         $  93,871         $    94,186           $ 209,050           $ 208,145
                                                  ---------         -----------           ---------           ---------

COSTS AND EXPENSES:
    Cost of merchandise sold, buying and
          occupancy expenses                         67,165              68,609             139,955             142,306
    Selling, general and administrative
        expenses                                     31,609              31,132              67,895              65,523
    Interest expense, net                             1,810               1,773               3,627               3,577
Gain on sale of property                               --                  (523)               --                  (523)
                                                  ---------           ---------           ---------           ---------
           Total costs and expenses                 100,584             100,991             211,477             210,883
                                                  ---------           ---------           ---------           ---------
EARNINGS (LOSS) BEFORE INCOME
   TAXES                                             (6,713)             (6,805)             (2,427)             (2,738)

PROVISION (CREDIT) FOR INCOME
    TAXES                                            (2,349)             (2,382)               (849)               (959)
                                                  ---------           ---------           ---------           ---------

NET EARNINGS (LOSS)                               $  (4,364)          $  (4,423)          $  (1,578)          $  (1,779)
                                                  =========           =========           =========           =========




EARNINGS (LOSS) PER COMMON SHARE:
    Basic and diluted                             $   (0.75)          $   (0.76)          $   (0.27)          $   (0.31)
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

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                        Twenty-Six Weeks Ended
                                                                                        ----------------------
                                                                                      July 29,         July 31,
                                                                                       2000              1999
                                                                                    -------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $    (1,578)     $    (1,779)
    Gain on sale of property                                                                  -             (523)
    Adjustments to reconcile net earnings to cash
    provided by operating activities:
       Depreciation and amortization                                                      4,289            4,208
       Deferred taxes                                                                    (2,299)          (1,520)
       Other liabilities                                                                    (42)            (190)

       Change in:
          Receivables from customers, net                                                 7,049            6,468
          Merchandise inventories                                                         6,334           11,612
          Prepaid expenses and other assets                                                 406              146
          Accounts payable and accrued expenses                                          (9,982)         (10,221)
          Current income taxes                                                           (1,670)            (442)
                                                                                    -----------      -----------


                 Net cash provided by operating activities                                2,507            7,759
                                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                                            -            2,315
    Additions to property and equipment                                                  (4,080)          (1,639)
    Other non-current assets                                                               (610)             (27)
                                                                                    -----------      -----------

                 Net cash provided by (used in) investing activities                     (4,690)             649
                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt                                                           3,936                -
    Reduction of long-term debt                                                          (1,656)          (5,567)
                                                                                    -----------      -----------

                 Net cash provided by (used in) financing activities                      2,280           (5,567)
                                                                                    -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                        97            2,841
                                                                                    -----------      -----------

    Cash and cash equivalents, beginning of period                                          722            2,929
                                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $       819      $     5,770
                                                                                    ===========      ===========


        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                         For Quarter Ended July 29, 2000


         The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

         Because of the nature of the specialty department store business, the results for the twenty-six week periods ended July 29, 2000 and July 31, 1999 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

   (1)   EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per common share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. Earnings (loss) per common share are calculated as follows:


                                                                       Thirteen  Weeks             Twenty-Six Weeks
                                                                     -------------------         --------------------
                                                                     July 29,     July 31,       July 29,     July 31,
         (in thousands, except per share data)                          2000       1999           2000          1999
        --------------------------------------------------------------------------------------------------------------


         Net loss                                                    $(4,364)     $(4,423)     $(1,578)     $(1,779)
                                                                     =======      =======      =======      =======

         Weighted average common shares outstanding                    5,788        5,788        5,788        5,788
         Dilutive stock options                                           12            9            9            2
                                                                     -------      -------      -------      -------

              Shares used to calculate diluted
                 loss per common share                                 5,800        5,797        5,797        5,790
                                                                     =======      =======      =======      =======

         Loss per common share:
               Basic and diluted                                      $(0.75)      $(0.76)     $ (0.27)     $ (0.31)
                                                                      ======       ======      =======      =======



               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                         For Quarter Ended July 29, 2000



   (2)   CUSTOMER CREDIT AND RECEIVABLES

         Receivables from customers were as follows:
                                                                             July 29,     January 29,
                 (in thousands)                                                2000          2000
                 ----------------------------------------                -------------   -----------

                 Receivables from customers                                 $   25,493    $   32,701
                 Less reserve for doubtful accounts                                400           559
                                                                            ----------    ----------

                                                                               $25,093    $   32,142
                                                                            ==========    ==========

   (3)   MERCHANDISE INVENTORIES

         Merchandise inventories were as follows:
                                                                             July 29,     January 29,
                 (in thousands)                                                2000          2000
                 ----------------------------------------                -------------   ------------

                 Inventories at first-in, first out
                     (FIFO) cost                                           $   102,469   $   108,803
                 Less LIFO reserves                                             16,898        16,898
                                                                           -----------   -----------

                                                                           $    85,571   $    91,905
                                                                           ===========   ===========

   (4)   PROPERTY AND EQUIPMENT

         Property and equipment are set forth below:
                                                                             July 29,     January 29,
                 (in thousands)                                                2000           2000
                 ----------------------------------------                ------------    ------------
                 Property and equipment                                    $   184,280   $   180,199
                 Less accumulated depreciation
                     and amortization                                          101,326        97,036
                                                                           -----------   -----------

                                                                           $    82,954   $    83,163
                                                                           ===========   ===========



               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                         For Quarter Ended July 29, 2000




   (5)   SUPPLEMENTARY CASH FLOW INFORMATION

         The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

         Interest paid (net of interest capitalized) totaled $3,448,000 and $3,606,000 in the twenty-six week periods ended July 29, 2000 and July 31, 1999, respectively. The Company paid income taxes totalling $3,130,000 and $1,007,000 in the twenty-six week periods ended July 29, 2000 and July 31, 1999, respectively.






         REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

         Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirteen and twenty-six week periods ended July 29, 2000. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                               ARTHUR ANDERSEN LLP



                    Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of July 29, 2000 and the related condensed consolidated statements of earnings and cash flows for the thirteen and twenty-six week periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

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



                                                       /s/  ARTHUR ANDERSEN LLP
                                                       ------------------------

Detroit, Michigan
August 11, 2000

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                         For Quarter Ended July 29, 2000


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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED JULY 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED JULY 31, 1999

      Sales for the quarter ended July 29, 2000, totaled $93,871,000, a decrease of 0.3% from 1999. Comparable store sales also decreased 0.3%.

      The Company's gross profit percentage increased to 28.4% for the thirteen weeks this year from 27.2% in 1999, reflecting principally lower markdowns and LIFO provision. The 2000 annual LIFO provision is estimated at zero, resulting in a $339,000 LIFO credit in the second quarter this year. The LIFO provision totaled $276,000 in the 1999 second quarter.

      Selling, general and administrative expenses, expressed as a percentage of net sales, increased to 33.7 % in the second quarter this year from 33.1% one year ago. The increase is due primarily to planned increases in selling payroll and health care expenses, partially offset by decreases in sales promotion and pension expenses.

      Interest expense, expressed as a percentage of net sales, totaled 1.9% for the second quarter in both years.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION


                         For Quarter Ended July 29, 2000


      2000 net loss for the thirteen weeks totaled $4,364,000, or 75 cents per common share, compared to $4,423,000, or 76 cents per common share, last year. As a percent of sales, net loss was 4.6% in 2000 compared to 4.7% in 1999. 1999 included an after-tax gain on sale of property totaling $340,000, or 6 cents per share.

b. OPERATING RESULTS: TWENTY-SIX WEEKS ENDED JULY 29, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 31, 1999

      Sales for the twenty-six weeks ended July 29, 2000, totaled $209,050,000, an increase of 0.4% from 1999. Comparable store sales also increased 0.4%.

      The Company's gross profit percentage increased to 33.1% for the first twenty-six weeks of this year from 31.6% in 1999, reflecting principally higher markups and lower markdowns and LIFO provision. The 2000 annual LIFO provision is estimated at zero. The LIFO provision totaled $610,000 in the first twenty-six weeks of 1999.

      Selling, general and administrative expenses, expressed as a percentage of sales, increased to 32.5% for the twenty-six weeks from 31.5% one year ago. The increase is due primarily to planned increases in selling payroll and health care, partially offset by reduced sales promotion expense and pension this year.

      Interest expense, expressed as a percentage of sales, totaled 1.7% in both years.

      2000 net loss for the twenty-six weeks totaled $1,578,000, or 27 cents per common share, compared to $1,779,000, or 31 cents per common share, last year. As a percent of sales, net loss was 0.8% in 2000 compared to 0.9% in 1999. 1999 results included an after-tax gain on sale of property totaling $340,000, or 6 cents per share.

c.    LIQUIDITY AND CAPITAL RESOURCES

      At July 29, 2000, the Company's current ratio was 2.29 to 1 and working capital totaled $66,547,000, including $819,000 of cash and cash equivalents. At January 29, 2000, the current ratio was 2.07 to 1 and working capital totaled $67,993,000, including $722,000 of cash and cash equivalents.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION


                         For Quarter Ended July 29, 2000

      The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs, debt service and expenditures to modernize and refixture existing stores. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. As of July 29, 2000, the Company had outstanding borrowings and letters of credit under this facility totalling $29,432,000 and had $50,568,000 of borrowing availability. For the twenty-six weeks ended July 29, 2000, the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 8.7%.

      The Company's debt obligations that are sensitive to changes in interest rates, scheduled principal maturities, weighted average interest rates associated with those maturities and market value of debt have not changed materially from fiscal year-end.

 d.   CASH FLOWS

      Cash and cash equivalents increased $97,000 in the twenty-six weeks ended July 29, 2000, compared to an increase of $2,841,000 in the twenty-six weeks ended July 31, 1999. Cash flows are impacted by operating, investing and financing activities. In the twenty-six weeks this year, cash provided by operating activities totaled $2,507,000, compared to $7,759,000 provided in 1999. The decrease was primarily due to increased second quarter inventory receipts.

      Investing activities used cash of $4,690,000 in the twenty-six weeks this year compared to $649,000 provided in 1999. Capital expenditures totaled $4,080,000 in the first twenty-six weeks of 2000, including $2,915,000 for the Indianapolis renovation, compared to $1,639,000 in the comparable 1999 period. Proceeds from a sale of property totaled $2,315,000 in 1999.

      Financing activities provided cash of $2,280,000 in the twenty-six weeks this year compared to $5,567,000 used last year. In the twenty-six weeks in 2000, the Company borrowed $3,936,000 under its revolving credit facility, used $682,000 to purchase 6 3/4% Convertible Subordinated Debentures and used $974,000 to service current maturities of long-term debt. In 1999, the Company paid down $3,347,000 under its revolving credit facility, used $1,260,000 to purchase 6 3/4% Convertible Debentures and used $960,000 to service current maturities of long-term debt.

      The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets are adequate to fund its operations and debt maturities.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION


                         For Quarter Ended July 29, 2000


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

      The previously announced lease for an anchor store in a new specialty center in Cincinnati, Ohio, has been terminated as the result of the developer's decision not to proceed with construction of the center.

      In August 2000, the company signed a lease for a 60,000 square foot anchor location at Renaissance Center, in north Orlando, Florida. This store is targeted to open in mid-Summer 2001 and will replace the Company's nearby Longwood, Florida store.

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


                         For Quarter Ended July 29, 2000



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


                         For Quarter Ended July 29, 2000


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual Meeting of Shareholders of the Company was held on May 25, 2000. At the Annual Meeting, Leslie E. Dietzman, Paul W. Gilbert, Philip H. Power and Robert L. Rosenfeld were elected as Directors to serve until the 2003 Annual Meeting of Shareholders and until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:

                                                                               Votes
                                                                   -----------------------------
                                                                                       Authority
                                         Name                           For            Withheld
                            ----------------------------------     -------------     -----------

                            Leslie E. Dietzman                         5,419,845          56,052
                            Paul W. Gilbert                            5,408,530          67,367
                            Philip H. Power                            5,419,015          56,882
                            Robert L. Rosenfeld                        5,422,637          53,260


               There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

               In addition, at the Annual Meeting, the shareholders voted to appoint Arthur Andersen LLP, independent certified public accountants, as auditors for the fiscal year ending February 3, 2001. The following table shows the number of votes for and against the proposal and the number of votes abstaining with respect to the proposal:

                              For          Against        Abstain
                              ---          -------        -------

                           5,462,543        6,364          6,990

               There were no broker non-votes in connection with the appointment of the Company's auditors at the Annual Meeting.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                           PART II: OTHER INFORMATION


                         For Quarter Ended July 29, 2000


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          10     Management Incentive Plan, dated as of May 25, 2000.

          15     Letter from Independent Public Accountants

          27     Financial Data Schedule

    (b)   Reports on Form 8-K

          The Company did not file any reports on Form 8-K during its fiscal quarter ended July 29, 2000.

All exhibits except as set forth above have been omitted as not applicable or not required.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                         For Quarter Ended July 29, 2000





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                                                             JACOBSON STORES INC.
                                                                   ---------------------------------------------------
                                                                                 (Registrant)



Date:               September 11           ,   2000        BY:    /s/   P. Gerald Mills
         ----------------------------------                        ---------------------------------------------------
                                                                   P. GERALD MILLS
                                                                   Chairman of the Board, President and
                                                                   Chief Executive Officer



Date:               September 11           ,   2000         BY:    /s/   Paul W. Gilbert
         ----------------------------------                        ---------------------------------------------------
                                                                   PAUL W. GILBERT
                                                                   Vice Chairman of the Board
                                                                   (Principal Financial Officer)


               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                INDEX OF EXHIBITS




               10        Management Incentive Plan, dated as of May 25, 2000

               15        Letter from Independent Public Accountants

               27        Financial Data Schedule






       All exhibits except as set forth above have been omitted as not applicable or not required.