Form 10-Q
period 2000-10-28
JACOBSON STORES INC
filed 2000-12-08
CIK 53025

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 28, 2000

                       Commission file number       0-6319


                              JACOBSON STORES INC.
             (Exact name of registrant as specified in its charter)


              Michigan                                           38-0686330
(State or other jurisdiction of incorporation        (IRS Employer Identification Number)
           or organization)

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

                          Common Stock ($1 Par Value):
             5,788,209-2/3 Shares outstanding as of October 28, 2000

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                    FORM 10-Q

                       For Quarter Ended October 28, 2000


                                      INDEX

                                                                                                            Page
PART I: FINANCIAL INFORMATION
         Item 1.    Financial Statements

                    -   Consolidated Balance Sheets - October 28, 2000 and
                        January 29, 2000                                                                       1

                    -   Consolidated Statements of Earnings - Thirteen and Thirty-Nine
                        Week Periods Ended October 28, 2000 and October 30, 1999                               2

                    -   Consolidated Statements of Cash Flows - Thirty-Nine Week
                        Periods Ended October 28, 2000 and October 30, 1999                                    3

                    -   Notes to Consolidated Financial Statements                                             4

                    Review by Independent Public Accountants                                                   6

                    Exhibit:

                    -   Report of Independent Public Accountants                                               7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                        8

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                12

PART II: OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                                                          13

            All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                                                    14

INDEX OF EXHIBITS

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                    October 28,      January 29,
ASSETS                                                                                  2000             2000
                                                                                    -----------      -----------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $       943      $       722
    Receivables from customers, net                                                      31,904           32,142
    Merchandise inventories                                                             115,724           91,905
    Prepaid expenses and other assets                                                     1,079            1,472
    Deferred taxes                                                                        5,494            5,494
                                                                                    -----------      -----------

              Total current assets                                                      155,144          131,735
                                                                                    -----------      -----------
PROPERTY AND EQUIPMENT, NET                                                              86,610           83,163
                                                                                    -----------      -----------
OTHER ASSETS                                                                             19,879           18,766
                                                                                    -----------      -----------
                                                                                    $   261,633      $   233,664
                                                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                               $     2,467      $     3,392
    Accounts payable                                                                     44,666           39,968
    Accrued expenses                                                                     16,920           18,712
    Accrued income taxes                                                                    -              1,670
                                                                                    -----------      -----------
              Total current liabilities                                                  64,053           63,742
                                                                                    -----------      -----------
LONG-TERM DEBT                                                                          121,716           85,772
                                                                                    -----------      -----------
DEFERRED TAXES                                                                            1,830            6,039
                                                                                    -----------      -----------
OTHER LIABILITIES                                                                         3,607            3,668
                                                                                    -----------      -----------
SHAREHOLDERS' EQUITY:
    Common stock                                                                          5,975            5,975
    Paid-in surplus                                                                       7,201            7,201
    Retained earnings                                                                    57,650           61,666
    Treasury stock                                                                         (399)            (399)
                                                                                    -----------      -----------
                                                                                         70,427           74,443
                                                                                    -----------      -----------
                                                                                    $   261,633      $   233,664
                                                                                    ===========      ===========

        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per share data)
                                   (unaudited)



                                                            Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                         ---------------------------      ---------------------------
                                                         October 28,     October 30,      October 28,     October 30,
                                                             2000            1999             2000            1999
                                                         -----------     -----------      -----------     -----------
NET SALES                                                $   96,598      $   94,380       $  305,648      $  302,525
                                                         ----------      ----------       ----------      ----------

COSTS AND EXPENSES:
    Cost of merchandise sold, buying and
         occupancy expenses                                  63,261          60,684          203,216         202,990
    Selling, general and administrative
         expenses                                            35,168          34,554          103,063         100,077
    Interest expense, net                                     1,920           1,697            5,547           5,274
    Gain on sale of property                                   -               -                -               (523)
                                                         ----------      ----------       ----------      ----------

              Total costs and expenses                      100,349          96,935          311,826         307,818
                                                         ----------      ----------       ----------      ----------

EARNINGS (LOSS) BEFORE INCOME
    TAXES                                                    (3,751)         (2,555)          (6,178)         (5,293)

PROVISION (CREDIT) FOR INCOME
    TAXES                                                    (1,313)           (894)          (2,162)         (1,853)
                                                         ----------      ----------       ----------      ----------


NET EARNINGS (LOSS)                                      $   (2,438)     $   (1,661)      $   (4,016)     $   (3,440)
                                                         ==========      ==========       ==========      ==========


EARNINGS (LOSS) PER COMMON SHARE:
    Basic and diluted                                        $(0.42)         $(0.29)          $(0.69)         $(0.59)
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

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Thirty-Nine Weeks Ended
                                                                                    -----------------------------
                                                                                    October 28,      October 30,
                                                                                        2000             1999
                                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $    (4,016)     $    (3,440)
    Gain on sale of property                                                                  -             (523)
    Adjustments to reconcile net loss to cash provided
    by (used in) operating activities:
       Depreciation and amortization                                                      6,434            6,312
       Deferred taxes                                                                    (4,209)          (2,764)
       Other liabilities                                                                    (61)            (282)

       Change in:
          Receivables from customers, net                                                   238            4,562
          Merchandise inventories                                                       (23,819)         (14,025)
          Prepaid expenses and other assets                                                 393                1
          Accounts payable and accrued expenses                                           2,906            4,281
          Current income taxes                                                           (1,670)            (442)
                                                                                    -----------      -----------

                 Net cash (used in) operating activities                                (23,804)          (6,320)
                                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                                           -             2,315
    Additions to property and equipment                                                  (9,881)          (6,077)
    Other non-current assets                                                             (1,113)              16
                                                                                    -----------      -----------

                 Net cash (used in) investing activities                                (10,994)          (3,746)
                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt                                                          37,611           10,702
    Reduction of long-term debt                                                          (2,592)          (2,943)
                                                                                    -----------      -----------

                 Net cash provided by financing activities                               35,019            7,759
                                                                                    -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                                 221           (2,307)
                                                                                    -----------      -----------

    Cash and cash equivalents, beginning of period                                          722            2,929
                                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $       943      $       622
                                                                                    ===========      ===========


        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                       For Quarter Ended October 28, 2000


         The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

         Because of the nature of the specialty department store business, the results for the thirty-nine week periods ended October 28, 2000 and October 30, 1999 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

(1)      EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per common share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. Earnings (loss) per common share are calculated as follows:

                                                               Thirteen  Weeks               Thirty-Nine Weeks
                                                          --------------------------     --------------------------
                                                          October 28,    October 30,     October 28,    October 30,
         (in thousands, except per share data)                2000           1999            2000           1999
         ----------------------------------------------------------------------------------------------------------
         Net loss                                          $(2,438)       $(1,661)        $(4,016)       $(3,440)
                                                           =======        =======         =======        =======

         Weighted average common
              shares outstanding                             5,788          5,788           5,788          5,788
         Dilutive stock options                                  -              -               2              -
                                                           -------        -------         -------        -------
         Shares used to calculate diluted
              loss per common share                          5,788          5,788           5,790          5,788
                                                           =======        =======         =======        =======
         Loss per common share:
              Basic and Diluted                              $(.42)         $(.29)          $(.69)         $(.59)
                                                             =====          =====           =====          =====

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                       For Quarter Ended October 28, 2000


(2)      CUSTOMER CREDIT AND RECEIVABLES

         Receivables from customers were as follows:

                                                                       October 28,        January 29,
                 (in thousands)                                            2000               2000
                 --------------------------------------------------------------------------------------
                 Receivables from customers                            $    32,255        $    32,701
                 Less reserve for doubtful accounts                            351                559
                                                                       -----------        -----------

                                                                       $    31,904        $    32,142
                                                                       ===========        ===========

   (3)   MERCHANDISE INVENTORIES

         Merchandise inventories were as follows:

                                                                       October 28,        January 29,
                 (in thousands)                                           2000                 2000
                 ---------------------------------------------------------------------------------------
                 Inventories at first-in, first out
                     (FIFO) cost                                       $   132,622        $   108,803
                 Less LIFO reserves                                         16,898             16,898
                                                                       -----------        -----------

                                                                       $   115,724        $    91,905
                                                                       ===========        ===========

   (4)   PROPERTY AND EQUIPMENT

         Property and equipment are set forth below:

                                                                       October 28,        January 29,
                 (in thousands)                                           2000               2000
                 --------------------------------------------------------------------------------------
                 Property and equipment                                $   190,080        $   180,199
                 Less accumulated depreciation
                     and amortization                                      103,470             97,036
                                                                       -----------        -----------

                                                                       $    86,610        $    83,163
                                                                       ===========        ===========

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                       For Quarter Ended October 28, 2000




(5)      SUPPLEMENTARY CASH FLOW INFORMATION

         The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

         Interest paid (net of interest capitalized) totaled $4,607,000 and $4,879,000 in the thirty-nine week periods ended October 28, 2000 and October 30, 1999, respectively. The Company paid income taxes totalling $3,750,000 and $1,359,000 in the thirty-nine week periods ended October 28, 2000 and October 30, 1999, respectively.






         REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

         Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirteen and thirty-nine week periods ended October 28, 2000. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                               ARTHUR ANDERSEN LLP



                    Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of October 28, 2000 and the related condensed consolidated statements of earnings and cash flows for the thirteen and thirty-nine week periods then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
November 13, 2000

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                       For Quarter Ended October 28, 2000


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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 30, 1999

      Sales for the quarter ended October 28, 2000, totaled $96,598,000, an increase of 2.4% from 1999, principally attributable to increases in three stores that were renovated in 1999 and partially offset by disruptions in sales at stores being renovated during 2000. The 2000 projects were completed in late October 2000. Comparable store sales also increased 2.4%.

      The Company's gross profit percentage decreased to 34.5% for the thirteen weeks this year from 35.7% in 1999, reflecting principally higher markdowns on seasonal goods, partially offset by a decrease in the LIFO provision. The LIFO provision was estimated at zero for 2000 compared to a $278,000 provision in 1999.

      Selling, general and administrative expenses, totaled 36.4% of sales for the quarter, essentially unchanged from 36.6% one year ago. The decrease is due primarily to decreases in sales promotion and pension expenses for the quarter.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                       For Quarter Ended October 28, 2000


      Interest expense, expressed as a percentage of net sales, increased to 2.0% for the quarter from 1.8% one year ago, primarily due to higher revolving credit interest rates and borrowings.

      2000 net loss for the thirteen weeks totaled $2,438,000, or 42 cents per common share, compared to $1,661,000, or 29 cents per common share, last year. As a percent of sales, net loss totaled 2.5% in 2000 compared to 1.8% in 1999.

b. OPERATING RESULTS: THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

      Sales for the thirty-nine weeks ended October 28, 2000 totaled $305,648,000, an increase of 1.0% from 1999, principally attributable to increases in three stores that were renovated in 1999 and partially offset by disruptions in sales at stores being renovated in 2000. The 2000 projects were completed in late October 2000. Comparable store sales also increased 1.0%.

      The Company's gross profit percentage increased to 33.5% for the thirty-nine weeks this year from 32.9% in 1999, reflecting principally lower markdowns and LIFO provision. The 2000 annual LIFO provision is estimated at zero. The LIFO provision totaled $887,000 in the first thirty-nine weeks of 1999.

      Selling, general and administrative expenses, expressed as a percentage of sales, increased to 33.7% for the thirty-nine weeks this year from 33.1% one year ago. The increase is due primarily to planned increases in direct selling payroll and new store opening charges, partially offset by a decrease in sales promotion and pension expenses.

      Interest expense, expressed as a percentage of sales, increased to 1.8% from 1.7% in 1999, primarily due to higher revolving credit interest rates and borrowings.

      2000 net loss for the thirty-nine weeks totaled $4,016,000, or 69 cents per common share, compared to $3,440,000, or 59 cents per common share, last year. As a percent of sales, net loss was 1.3% in 2000 compared to 1.1% in 1999. 1999 results included an after-tax gain on sale of property totaling $340,000, or 6 cents per share.

c.    LIQUIDITY AND CAPITAL RESOURCES

      At October 28, 2000, the Company's current ratio was 2.42 to 1 and working capital totaled $91,091,000, including $943,000 of cash and cash equivalents. At January 29, 2000, the current ratio was 2.07 to 1 and working capital totaled $67,993,000, including $722,000 of cash and cash equivalents.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                       For Quarter Ended October 28, 2000


      The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs, debt service and expenditures to modernize and refixture existing stores. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. As of October 28, 2000, the Company had outstanding borrowings and letters of credit under this facility totalling $63,007,000 and had $16,993,000 of borrowing availability. For the thirty-nine weeks ended October 28, 2000, the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 8.85%.

      The Company's debt obligations that are sensitive to changes in interest rates, scheduled principal maturities, weighted average interest rates associated with those maturities and market value of debt have not changed materially from fiscal year-end.

 d.   CASH FLOWS

      Cash and cash equivalents increased $221,000 in the thirty-nine weeks ended October 28, 2000, compared to a decrease of $2,307,000 in the thirty-nine weeks ended October 30, 1999. Cash flows are impacted by operating, investing and financing activities. In the thirty-nine weeks this year, cash used in operating activities totaled $23,804,000, compared to $6,320,000 in 1999.

      Net operating cash outflows in both the 2000 and 1999 thirty-nine week periods resulted primarily from planned seasonal inventory increases and the net loss adjusted for non-cash items, partially offset by collection of receivables from customers and an increase in accounts payable. Receivables from customers are higher this year due to increased use of Jacobson's charge card as a result of our cardholder promotion.

      Investing activities used cash of $10,994,000 in the thirty-nine weeks this year compared to $3,746,000 used in 1999. Capital expenditures totaled $9,881,000 in the first thirty-nine weeks of 2000, including $5,700,000 for the Indianapolis renovation and $2,500,000 for the new store at Meridian Mall, compared to $6,077,000 in the comparable 1999 period. Proceeds from a sale of property totaled $2,315,000 in 1999. The increase in other non-current assets is primarily due to an increase in pension assets.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                       For Quarter Ended October 28, 2000


      Financing activities provided cash of $35,019,000 in the thirty-nine weeks this year compared to $7,759,000 provided last year. In the thirty-nine weeks in 2000, the Company borrowed $37,611,000 under its revolving credit facility, used $913,000 to purchase 6 3/4% Convertible Subordinated Debentures and used $1,679,000 to service current maturities of long-term debt. In 1999, the Company borrowed $10,702,000 under the Revolving Credit Agreement, used $1,260,000 to purchase 6 3/4% Convertible Subordinated Debentures and used $1,683,000 to service current maturities of long-term debt.

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

      In January, 2000, the Company signed a lease for an 80,000 square foot store in Meridian Mall, Okemos, Michigan. This store opened in October 2000 and replaces the Company's nearby freestanding downtown East Lansing location. The Company sold its East Lansing location in January 2000, but continued to operate at that location under a short-term lease until the Meridian Mall store opened.

      The Company plans to open an 80,000 square foot store that will anchor a new development, The Cascades at Isleworth, an upscale specialty center to be constructed in southwest Orlando, Florida. The store is targeted to open in the fall of 2002.

      In March 2000, the Company changed its fiscal year end to the Saturday nearest January 31st from the last Saturday in January.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION


                       For Quarter Ended October 28, 2000


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


                       For Quarter Ended October 28, 2000


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

               15        Letter from Independent Public Accountants

               27        Financial Data Schedule

       (b)     Reports on Form 8-K

               The Company did not file any reports on Form 8-K during its fiscal quarter ended October 28, 2000.

All exhibits except as set forth above have been omitted as not applicable or not required.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       For Quarter Ended October 28, 2000





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  JACOBSON STORES INC.
                                       -----------------------------------------
                                                     (Registrant)



Date:     December 8       , 2000       BY: /s/   P. Gerald Mills
      ---------------------                 ------------------------------------
                                            P. GERALD MILLS
                                            Chairman of the Board, President and
                                            Chief Executive Officer



Date:    December 8        , 2000       BY: /s/   Paul W. Gilbert
      ---------------------                 ------------------------------------
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