Form 10-K
period 2001-02-03
JACOBSON STORES INC
filed 2001-04-12
CIK 53025

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        FEBRUARY 3, 2001

Commission File No.                   0-6319

                              JACOBSON STORES INC.
 ------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MICHIGAN                                38-0686330
------------------------------------------------------------------------------
   (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 3333 SARGENT ROAD, JACKSON, MICHIGAN 49201-8847
------------------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

                              YES  [X]    NO  [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]


STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH COMMON EQUITY, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS.

                         $16,477,000 AS OF MARCH 1, 2001

(THE PERSONS CONSIDERED AFFILIATES FOR THE PURPOSE OF THE FOREGOING COMPUTATION ARE IDENTIFIED ON PAGE 22 OF THIS REPORT.)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           COMMON STOCK, $1 PAR VALUE: 5,788,209 2/3 SHARES OUTSTANDING
                               AS OF MARCH 1, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED:

SPECIFIED PORTIONS OF PROXY STATEMENT FOR 2001 ANNUAL MEETING OF SHAREHOLDERS, TO BE HELD MAY 24, 2001: PART III

                              JACOBSON STORES INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED FEBRUARY 3, 2001

                                      INDEX


                                                                                                       Page
                                                                                                       ----
PART I.
    Item 1.    Business.                                                                                1

    Item 2.    Properties.                                                                              7

    Item 3.    Legal Proceedings.                                                                       9

    Item 4.    Submission of Matters to a Vote of Security Holders.                                     9

    Executive Officers of the Registrant.                                                              10

PART II.
    Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters.                                                               12

    Item 6.    Selected Financial Data.                                                                13

    Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                                               13

    Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                             20

    Item 8.    Financial Statements and Supplementary Data.                                            21

    Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.                                               21

PART III.
    Item 10.   Directors and Executive Officers of the Registrant.                                     22

    Item 11.   Executive Compensation.                                                                 22

    Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management.                                                                        22

    Item 13.   Certain Relationships and Related Transactions.                                         22

PART IV.
    Item 14.   Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K.                                                                       23

SIGNATURES                                                                                             28

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                         F-1/F-20

FINANCIAL STATEMENT SCHEDULES                                                                       S-1/S-2

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

         The percentage contribution to sales by major class of merchandise for the last three fiscal years was as follows:


                                                                                     Year Ended
                                                                      ----------------------------------------
                                                                      February 3,    January 29,  January 30,
                                                                          2001          2000          1999
                                                                      ------------  ------------   -----------

         Women's apparel and accessories........................          68.3%        66.6%         66.0%

         Men's apparel and accessories..........................          13.3         13.7          13.5

         Accessories for the home...............................           8.8          9.5           9.3

         Children's apparel and accessories.....................           7.3          7.7           7.9

         Miscellaneous..........................................           2.3          2.5           3.3
                                                                        ------       ------       -------

                                                                         100.0%       100.0%        100.0%
                                                                        ======       ======       =======

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

CREDIT POLICY

         Jacobson's issues its own credit card as a customer service. The card requires a minimum monthly payment of 10% of the outstanding balance. Purchases of coats, furs, children's outerwear and fine jewelry are eligible for 90 days deferred billing.

         Sales under Jacobson's credit plans averaged 35.5% of sales for the last three fiscal years and accounted for 36.6% of the Company's sales in fiscal 2000. In addition, sales under third party credit cards (VISA, MasterCard, Discover Card and American Express) averaged 49.0% of sales for the last three fiscal years and accounted for 49.2% of the Company's sales in fiscal 2000. Accounts written off, net of recoveries, have averaged 0.5% of credit sales over the last three years and totalled 0.5% of credit sales in 2000.

         The Company maintains purchasing history on its 252,000 active Jacobson's card holders as well as on third party charge customers, which permits targeting of direct mail advertising and automatic increases in credit limits of its cardholders.

OPERATIONS

         The principal distribution services for its stores are performed at regional service centers in Jackson, Michigan and Winter Park, Florida. Functions common to all stores, such as management coordination, merchandising, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

         Jacobson's stores in Michigan are located in Birmingham, Grosse Pointe, Livonia and Rochester (all suburbs of Detroit), Ann Arbor, East Grand Rapids, Okemos and Saginaw; in Indianapolis, Indiana; in Leawood, Kansas; in Louisville, Kentucky; in Columbus and Toledo, Ohio; and in Florida, in Boca Raton, Clearwater, Fort Myers, Jacksonville, Longwood, Naples, North Palm Beach, Osprey, Sarasota, Tampa and Winter Park. Stores in the Midwest range from 84,000 to 199,000 square feet. The Florida stores range from 23,000 to 90,000 square feet.

         Jacobson's stores generally are open seven days each week for 71 hours.

         Annual sales, percentage increase in sales, average gross square footage of stores in operation during the fiscal year, and approximate sales per average gross square foot were as follows:

                                                                                            Year Ended
                                                                            ------------------------------------------
                                                                            February 3,     January 29,    January 30,
                                                                               2001            2000           1999
                                                                            ------------    -----------    -----------

      Net sales (in thousands).......................................        $ 460,119      $ 448,075       $ 444,305

      Percentage increase (decrease) in sales:
         All stores..................................................              2.7%           0.8%           (0.7)%
         Comparable stores...........................................              2.7%           0.8%            1.1%

      Average gross square footage (in thousands)....................            2,348          2,349           2,356

      Approximate sales per average gross square foot................        $     196      $     191       $     189




PURCHASING, CONTROL AND DISTRIBUTION OF INVENTORY

         Jacobson's purchases merchandise from several thousand suppliers, the largest of which accounted for approximately 6.0% of the Company's net purchases during fiscal 2000. Merchandising decisions are directed by 2 general merchandise managers, 9 divisional merchandise managers and 63 buyers and divisional sales managers.

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

         Jacobson's adopted the LIFO method of inventory valuation in 1968. At the end of fiscal 2000, LIFO reserves totalled $15,288,000, or approximately 13.3% of pre-LIFO inventory values. Physical inventories are taken once each year. Inventory shrinkage at retail over the past three fiscal years has averaged 1.3% of retail sales.

EXPANSION AND CONSOLIDATION

         In November 1999, the Company completed a 17,000 square foot expansion of its leased store in Naples, Florida.

         In January 2000, the Company sold its East Lansing location, but continued to operate under a short-term lease until the Meridian mall store opened in Okemos, Michigan in October 2000.

         In August 2000, the Company signed a lease for a 60,000 square foot anchor location at Renaissance Center, in north Orlando, Florida. This store is targeted to open in September 2001 and will replace the Company's nearby Longwood, Florida store.

         In October, 2000, the Company opened an 84,000 square foot store in Meridian Mall, in Okemos, Michigan. This store replaced the Company's nearby freestanding downtown East Lansing location.

         In December 2000, the Company signed a lease for an 80,000 square foot store that will anchor a new development, The Cascades at Isleworth, an upscale specialty center to be constructed in southwest Orlando, Florida. The store is targeted to open in the fall of 2002.

         In December 2000, the Company signed a lease for an 80,000 square foot store that will anchor a new development, Legacy Place, an upscale specialty center to be constructed in Palm Beach Gardens, Florida. The store is targeted to open in the fall of 2002 and will replace the Company's nearby North Palm Beach, Florida location.

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

REAL ESTATE POLICY

         Jacobson's owns or has long-term leases of the real estate used in the operation of its business. The Company owns 62.7% of the total square footage used in its business. The Company maintains a continuing program of property improvements and renewal of existing stores and support facilities. At February 3, 2001, mortgage loans and related secured financings comprised 26.5% of consolidated debt.

COMPETITION

         The specialty store business is highly competitive. The Company's stores are in active competition with numerous other department and specialty stores and with regional and national department store chains, some of which are considerably larger than the Company and have substantially greater financial and other resources. Jacobson's competes principally on the basis of availability of fashion merchandise, quality, personalized service and attractive store surroundings, as well as fair pricing and advertising. The Company believes it is a respected retail merchandiser in the communities it serves, and that its merchandising policies and reputation enable it to maintain its competitive position.
                                        5

ASSOCIATES

         Due to its commitment to highly responsive customer service, Jacobson's believes that its associates are among its key resources. The Company emphasizes development programs for associates and promotion from within. The Company employs approximately 4,300 associates, 3,100 full-time and 1,200 part-time. During the holiday season, the number of associates increases to approximately 4,800.

         (a)    GENERAL DEVELOPMENT OF BUSINESS.
                Some of the principal developments affecting Jacobson's store locations during fiscal 2000 are summarized on page 5 of this report under the caption "Expansion and Consolidation".

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

                By reason of the seasonal nature of the business, Jacobson's and others in the industry experience significant build-up of inventory and accounts receivable at certain times of the year. To support the seasonal requirements, the Company has a revolving credit line currently permitting borrowings of up to $80,000,000 (which the Company may increase to up to $100,000,000), subject to a borrowing base limitation and lender reserves. Further information on this line of credit is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on page 16 and in the Notes to the Company's Consolidated Financial Statements for the three fiscal years ended February 3, 2001, filed as part of this report (see "Financing" on page F-11).

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



                                         Approximate                                                Expiration
                                         Total Square                                               Dates of
                                         Feet of                                                    Principal
              Locations                  Building(s)                     Ownership                  Leases
              ---------                  -------------                   ---------                  ------------

MICHIGAN
    Ann Arbor.........................         101,000                Owned                         ----
    Okemos............................          84,000                Leased                        2021
    Saginaw...........................         199,000                Partly owned (1)              2001
    Grosse Pointe.....................         120,000                Owned                         ----
    Birmingham........................         179,000                Owned                         ----
    East Grand Rapids.................         148,000                Owned                         ----
    Rochester.........................         106,000                Partly owned (2)              2046
    Livonia...........................         150,000                Owned                         ----
    Corporate Headquarters and Regional
     Service Center
   (Jackson)                                   238,000                Owned                         ----




                                           Approximate                                          Expiration
                                           Total Square                                         Dates of
                                           Feet of                                              Principal
            Locations                      Building(s)               Ownership                  Leases
            ---------                      -------------             ---------                  ------------

INDIANA
    Indianapolis......................         120,000                Leased                        2048

KANSAS
    Leawood...........................         120,000                Leased                        2051

KENTUCKY
    Louisville........................         161,000                Leased                        2036

OHIO
    Toledo............................         120,000                Owned                         ----
    Columbus..........................         119,000                Partly owned (3)              2079

FLORIDA
    Sarasota..........................          27,000                Partly owned (3)              2014
    Winter Park.......................          23,000                Leased                        2013
    Longwood..........................          49,000                Leased                        2001
    North Palm Beach..................          90,000                Leased                        2002
    Osprey............................          32,000                Leased                        2025
    Clearwater........................          52,000                Leased                        2039
    Fort Myers........................          51,000                Partly owned (4)              2085
    Jacksonville......................          82,000                Owned                         ----
    Tampa.............................          48,000                Leased                        2030
    Naples............................          63,000                Leased                        2042
    Boca Raton........................          80,000                Leased                        2052
    Regional Service Center
     (Winter Park)....................          84,000                Owned                         ----



      (1) Approximately 29,000 square feet leased from month to month; balance owned.
      (2) Approximately 71,000 square feet and related parking area are owned. The balance of the shopping center is leased, of which 35,000 square feet are operated as part of Jacobson's store.
      (3) Building is owned on leased land.
      (4) Building is owned; land and parking area are leased.

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


                                                                                                          Held
                                                                                                          Office
         Name                         Age        Positions and Offices                                    Since
         ----                         ---        ---------------------                                    ------

P. Gerald Mills                        72        Chairman of the Board, President,                        1996
                                                 Chief Executive Officer, and
                                                 Director, Jacobson Stores Inc. and
                                                 wholly-owned subsidiaries

Paul W. Gilbert                        56        Vice Chairman of the Board, and                          1993
                                                 Director, Jacobson Stores Inc. and
                                                 wholly-owned subsidiaries

James A. Rodefeld                      62        Executive Vice President-Marketing &                     1997
                                                 Stores, Jacobson Stores Inc.

Theodore R. Kolman                     60        Senior Vice President-                                   1991
                                                 General Merchandise Manager,
                                                 Jacobson Stores Inc.

Edward L. Macek                        49        Vice President-Controller,                               2000
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

         Each executive officer except Mr. Mills, Mr. Rodefeld and Mr. Macek has held managerial or executive positions with Jacobson's for more than five years.

         P. Gerald Mills has served as Chairman of the Board and Chief Executive Officer of the Company since October 31, 1996, and also as President of the Company since December 20, 1996. Mr. Mills was Chairman and Chief Executive Officer of Dayton Corporation, 1978-1981; Chairman and Chief Executive Officer, the J. L. Hudson Company, 1981-1983; Chairman and Chief Executive Officer, Dayton Hudson Department Store Company and Executive Vice President, Dayton Hudson Corporation, 1983-1985; Chairman and Chief Executive Officer, Millston Corporation, a specialty store retailer, 1986-1992; and was a business consultant from 1992-1996.

         Paul W. Gilbert has been Vice Chairman of the Board of the Company since 1993. Mr. Gilbert was also Vice President and Controller of the Company, 1976-1984, Senior Vice President and Chief Financial Officer, 1984-1988, Executive Vice President and Chief Financial Officer 1988-1993, and Treasurer 1991-1993.

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

         Theodore R. Kolman has been Senior Vice President-General Merchandise Manager of the Company since 1991.

         Edward L. Macek has been Vice President-Controller since December 2000. Mr. Macek was self-employed as a management consultant from January - December 2000, and was Controller and Treasurer of Technotrim Inc., an automotive supplier and a subsidiary of Johnson Controls, Inc., 1986 - 1999.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

       The Company's Common Stock is traded on The Nasdaq National Market tier of The Nasdaq Stock Market, under the symbol "JCBS."

       The quarterly range of high and low sales price quotations of Jacobson's Common Stock for each quarter of fiscal 2000 and 1999 are shown in the following schedule:




                                     Year        Quarter         High           Low
                                     --------------------------------------------------------

                                     2000          4th           $  4 7/8       $ 2 5/8
                                     ----          3rd              5 3/4         3 7/8
                                                   2nd              6 3/8         4 27/32
                                                   1st              6 1/2         4 1/2


                                     1999          4th           $  8 3/16      $ 5 3/16
                                     ----          3rd              7 1/4         4
                                                   2nd              9             6 1/8
                                                   1st              8 1/2         5





       The approximate number of shareholders of record of Jacobson's Common Stock as of March 1, 2001 was 1,140.

       No dividends were paid in either of 2000 or 1999. The Company's revolving credit loan facility limits cash dividends to 50.0% of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for fiscal 1996 through 2000 is as follows:



-------------------------------------------------------------------------------------------------------------------
 (in thousands except
 per share data)                                   2000(1)         1999          1998         1997(1)       1996
-------------------------------------------------------------------------------------------------------------------
Net sales, including leased
   departments..............................      $ 460,119     $ 448,075     $ 444,305     $ 447,471   $ 432,469
Earnings (loss) before income
   taxes....................................         (4,150)        5,394         2,515         1,905     (17,289)
Net earnings (loss).........................         (2,787)        3,506         1,635         1,214     (11,462)
Total assets................................        267,274       233,664       236,875       233,279     260,418
Long-term debt, less current
   portion..................................        127,686        85,772        99,803       104,138     130,147

Per common share:
   Net earnings (loss) -
      Basic and Diluted.....................      $   (0.48)        $0.61     $    0.28     $    0.21   $   (1.98)
 Cash dividends.............................              -             -             -             -        0.37 1/2
(1)53 week year.
-------------------------------------------------------------------------------------------------------------------



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table shows the percentage relationship to sales of the items presented for the periods indicated.



----------------------------------------------------------------------------------------------------------------------
                                                                       2000(1)            1999                1998
----------------------------------------------------------------------------------------------------------------------

Net sales.........................................................      100.0%            100.0%               100.0%
Gross profit......................................................       33.4              33.8                 33.6
Selling, general and administrative expenses......................       32.5              31.1                 31.3
Interest expense, net.............................................        1.8               1.6                  1.8
Non-recurring charge..............................................          -               0.3                    -
Gains on sale of property.........................................          -              (0.4)                (0.1)
Earnings (loss) before income taxes...............................       (0.9)              1.2                  0.6
Net earnings (loss)...............................................       (0.6)              0.8                  0.4

(1)53 week year.
----------------------------------------------------------------------------------------------------------------------

2000 versus 1999

         Sales in 2000 totalled $460,119,000, an increase of 2.7% from 1999. Comparable store sales increased 2.7%. The 2000 fiscal year included 53 weeks. On an equivalent 52 week basis, total sales and comparable store sales increased 1.0%.

         Women's apparel and accessories represented 68.3% of the Company's total business in 2000. Other major components were men's 13.3%, children's 7.3%, home accessories 8.8%, and miscellaneous 2.3%.

         The Company's gross profit percentage decreased to 33.4% in 2000 from 33.8% in 1999, primarily due to higher markdowns. A LIFO credit reduced cost of goods sold by $1,610,000 in 2000 compared to a LIFO credit of $911,000 in 1999.

         Selling, general and administrative expenses increased to 32.5% of sales in 2000 from 31.1% in 1999. The increase reflects primarily increased costs attributable to direct selling payroll, store pre-opening costs and one-time expenses related to the rollout of the Company's customer rewards program.

         Interest expense totalled 1.8% of sales in 2000 compared with 1.6% in 1999, reflecting principally higher average borrowings and rates on the revolving credit facility.

         In 1999, the Company sold properties in Dearborn and East Lansing, Michigan, at a combined pre-tax gain of $1,717,000 and recorded a one-time pre-tax charge of $1,251,000 related to the write-off of an investment in a cooperative buying group made several years ago.

         2000 net loss totaled $2,787,000, or 48 cents per common share, compared with 1999 net earnings of $3,506,000, or 61 cents per share. As a percentage of sales, net losses were 0.6% in 2000 and net earnings were 0.8% in 1999. 1999 results included after-tax gains on sales of property totalling $1,133,000, or 20 cents per common share, and an after-tax charge related to the write-off of an investment in a cooperative buying group totalling $826,000, or 14 cents per common share.

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

INFLATION

         The Company cannot determine the precise effects of inflation on its business. Because of inflation, historically the Company has experienced increases in the cost of merchandise and in certain operating expenses. The Company generally has been able to offset the effects of these increased expenses by adjusting prices, by using the LIFO method for valuing all merchandise inventories and by controlling expenses. The Company's ability to adjust prices is limited by competitive pressures in its market areas. The Department Store Inventory Price Indexes, published by the Bureau of Labor Statistics (BLS), are used to measure inflation's impact on inventories in the LIFO valuation. The BLS Index decreased 1.5% in 2000, 0.7% in 1999 and 1.5% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At February 3, 2001, the Company's current ratio was 2.59 to 1 and working capital totalled $93,825,000, including $1,207,000 of cash and cash equivalents. At January 29, 2000, the Company's current ratio was 2.07 to 1 and working capital totalled $67,993,000, including $722,000 of cash and cash equivalents. At January 30, 1999, the Company's current ratio was 2.37 to 1 and working capital totalled $76,094,000, including $2,929,000 of cash and cash equivalents.

         The Company uses cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs, debt service and expenditures to modernize and refixture existing stores. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. Loans under the facility bear interest at either or both of two variable interest rate alternatives as chosen by the Company. One of the interest rates may decrease if the Company meets specified performance measures, which were not met in 2000. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for loans.

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

         The revolving credit facility limits cash dividends to 50 percent of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions. At February 3, 2001, the Company had borrowings at an interest rate of 8.6% and outstanding letters of credit under this facility totalling $71,336,000 and had $8,664,000 of borrowing availability under the borrowing base calculated as of that date.

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

         The following tables provide information about the Company's fixed and variable rate debt obligations. The Company's fixed rate debt obligations include 6 3/4% Convertible Subordinated Debentures due 2011, mortgage notes, collateral trust bonds and obligations under capital leases. Variable rate obligations include borrowings under the revolving credit facility and industrial development revenue bond obligations. The tables present scheduled principal maturities and related weighted average interest rates for each of the next five years, aggregate subsequent maturities and market value of debt as of February 3, 2001 and January 29, 2000. Average interest rates are based on contractual rates for fixed rate obligations and current rates for variable rate obligations.


====================================================================================================
                                       Fixed Rate Obligations             Variable Rate Obligations
                                     --------------------------          ---------------------------
                                      Amount        Average               Amount          Average
(in thousands)                       Maturing     Interest Rate          Maturing      Interest Rate
====================================================================================================
As of February 3, 2001:
2001.............................    $    3,527         7.3 %            $      317         4.8%
2002.............................         3,691         7.2                  71,415         8.5
2003.............................         8,465         7.8                     320         4.8
2004.............................         3,669         7.1                     421         4.8
2005.............................        10,176         8.5                     423         4.8
Thereafter.......................        22,696         6.6                   6,410         4.8
                                     ----------                           ---------
Total debt maturities............    $   52,224         7.3              $   79,306         8.1
                                     ==========                          ==========
Market value of debt at
February 3, 2001.................    $   42,700                          $   79,300
                                     ==========                          ==========

====================================================================================================

As of January 29, 2000:
2000.............................    $    3,076         7.5%             $      316         5.3%
2001.............................        12,642         7.8                     317         5.3
2002.............................         3,281         7.1                  25,385         8.3
2003.............................         8,015         7.8                     420         5.3
2004.............................         3,181         7.0                     421         5.3
Thereafter.......................        25,378         6.7                   6,732         5.3
                                     ----------                           ---------
Total debt maturities............    $   55,573         7.2              $   33,591         7.6
                                     ==========                          ==========
Market value of debt at
January 29, 2000.................    $   47,300                          $   33,600
                                     ==========                          ==========
====================================================================================================


         In 2000, the Company borrowed $46,030,000 under the revolving credit facility and paid $296,000 of the 2001 sinking fund obligation on the 6 3/4% Convertible Subordinated Debentures.

CASH FLOWS

         Cash and cash equivalents increased $485,000 in 2000 and decreased $2,207,000 in 1999 and $954,000 in 1998. Cash flows are impacted by operating, investing and financing activities. In 2000, operating activities used $20,550,000 of cash compared to $16,962,000 provided in 1999 and $12,254,000 provided in 1998. The decrease in 2000 compared to 1999 reflects primarily decreased earnings, an increase in merchandise inventories and an increase in accounts receivable. The increase in 1999 compared to 1998 reflects primarily increased earnings, a smaller increase in merchandise inventories and a greater increase in accounts payable.

         Investing activities used cash of $21,331,000 in 2000, $4,811,000 in 1999 and $8,721,000 in 1998. Investing activities included capital expenditures for modernization and refixturing of existing stores and support facilities totalling $19,806,000, $9,374,000 and $10,095,000 in 2000, 1999 and 1998,
respectively. Proceeds from sales of property totalled $4,492,000 and $1,001,000 in 1999 and 1998, respectively. There were no new capital lease obligations in 2000, 1999 or 1998.

         Financing activities provided cash of $42,366,000 in 2000, and used cash of $14,358,000 in 1999 and $4,487,000 in 1998. In 2000, the Company
borrowed $46,030,000 under its Revolving Credit Agreement, purchased and retired $1,209,000 of 6 3/4% Convertible Subordinate Debentures, satisfying its 2000 annual sinking fund payment plus $296,000 of the 2001 sinking fund payment, and used $2,455,000 to service current maturities of long-term debt. In 1999, the Company repaid $9,809,000 under its Revolving Credit Agreement, purchased and retired $2,072,000 of 6 3/4% Convertible Subordinated Debentures, satisfying its 1999 annual sinking fund payment plus $812,000 of the 2000 sinking fund payment, and used $2,476,000 to service current maturities of long-term debt. In 1998, the Company repaid $157,000 under its Revolving Credit Agreement, purchased and retired $2,160,000 of 6 3/4% Convertible Subordinated Debentures, satisfying its 1998 annual sinking fund payment plus $465,000 of the 1999 sinking fund payment, and used $2,271,000 to service current maturities of long-term debt. The Company did not pay a cash dividend in 2000, 1999 or 1998.

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

         In January 2000, the Company sold its East Lansing facility, but continued to operate under a short-term lease until the Meridian mall store opened in October 2000.

         In March 2000, the Company changed its fiscal year end to the Saturday nearest January 31st from the last Saturday in January.

         In August 2000, the Company signed a lease for a 60,000 square foot anchor location at Renaissance Centre, in north Orlando, Florida. This store is targeted to open in September 2001 and will replace the Company's nearby Longwood, Florida store.

         In October, 2000, the Company opened an 84,000 square foot store in Meridian Mall, in Okemos, Michigan. This store replaced the Company's nearby freestanding downtown East Lansing location.

         In December 2000, the Company signed a lease for an 80,000 square foot store that will anchor a new development, The Cascades at Isleworth, an upscale specialty center to be constructed in southwest Orlando, Florida. The store is targeted to open in the fall of 2002.

         In December 2000, the Company signed a lease for an 80,000 square foot store that will anchor a new development, Legacy Place, an upscale specialty center to be constructed in Palm Beach Gardens, Florida. The store is targeted to open in the fall of 2002 and will replace the Company's nearby North Palm Beach, Florida location.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following tables provide information about the Company's fixed and variable rate debt obligations. The Company's fixed rate debt obligations include 6 3/4% Convertible Subordinated Debentures due 2011, mortgage notes, collateral trust bonds and obligations under capital leases. Variable rate obligations include borrowings under the revolving credit facility and industrial development revenue bond obligations. The tables present scheduled principal maturities and related weighted average interest rates for each of the next five years, aggregate subsequent maturities and market value of debt as of February 3, 2001 and January 29, 2000. Average interest rates are based on contractual rates for fixed rate obligations and current rates for variable rate obligations.

==================================================================================================================
                                                   Fixed Rate Obligations             Variable Rate Obligations
                                                 --------------------------          -----------------------------
                                                  Amount          Average              Amount          Average
(in thousands)                                   Maturing       Interest Rate         Maturing      Interest Rate
==================================================================================================================
As of February 3, 2001:
2001........................................     $    3,527         7.3%              $      317         4.8%
2002........................................          3,691         7.2                   71,415         8.5
2003........................................          8,465         7.8                      320         4.8
2004........................................          3,669         7.1                      421         4.8
2005........................................         10,176         8.5                      423         4.8
Thereafter..................................         22,696         6.6                    6,410         4.8
                                                 ----------                           ----------
Total debt maturities.......................     $   52,224         7.3               $   79,306         8.1
                                                 ==========                           ==========
Market value of debt at
February 3, 2001............................     $   42,700                           $   79,300
                                                 ==========                           ==========
==================================================================================================================

As of January 29, 2000:
2000........................................     $    3,076         7.5%              $      316         5.3%
2001........................................         12,642         7.8                      317         5.3
2002........................................          3,281         7.1                   25,385         8.3
2003........................................          8,015         7.8                      420         5.3
2004........................................          3,181         7.0                      421         5.3
Thereafter..................................         25,378         6.7                    6,732         5.3
                                                 ----------                           ----------
Total debt maturities.......................     $   55,573         7.2               $   33,591         7.6
                                                 ==========                           ==========
Market value of debt at
January 29, 2000............................     $   47,300                           $   33,600
                                                 ==========                           ==========
==================================================================================================================



         In 2000, the Company borrowed $46,030,000 under the revolving credit facility and paid $296,000 of the 2001 sinking fund obligation on the 6 3/4% Convertible Subordinated Debentures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements and supplementary financial information are filed as part of this report on pages F-1 through F-20:

         Consolidated Statements of Earnings, Three Fiscal Years Ended
              February 3, 2001.
         Consolidated Statements of Cash Flows, Three Fiscal Years Ended
              February 3, 2001.
         Consolidated Balance Sheets, February 3, 2001, January 29, 2000 and
              January 30, 1999.
         Consolidated Statements of Shareholders' Equity, Three Fiscal years
              Ended February 3, 2001.
         Notes to Consolidated Financial Statements.
         Summary of Significant Accounting Policies.
         Quarterly Information (Unaudited).
         Report of Independent Public Accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.   EXECUTIVE COMPENSATION.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by Part III is incorporated by reference from those portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be held May 24, 2001, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, appearing under the following captions:

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

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following financial statements, financial statement schedules, and exhibits are filed as part of this report:


                                                                                      Page
                                                                                      ----
         (1)    FINANCIAL STATEMENTS:

                Consolidated Statements of Earnings, Three Fiscal Years Ended
                   February 3, 2001.                                                  F-1

                Consolidated Statements of Cash Flows, Three Fiscal Years Ended
                   February 3, 2001.                                                  F-2

                Consolidated Balance Sheets, February 3, 2001, January 29, 2000,
                   and January 30, 1999.                                              F-3

                Consolidated Statements of Shareholders' Equity, Three
                   Fiscal Years Ended February 3, 2001.                               F-4

                Notes to Consolidated Financial Statements.                           F-5/
                                                                                      F-15

                Summary of Significant Accounting Policies.                           F-16/
                                                                                      F-17

                Quarterly Information (Unaudited).                                    F-18/
                                                                                      F-19

                Report of Independent Public Accountants.                             F-20


         (2)    FINANCIAL STATEMENT SCHEDULES:

                Schedule VIII - Valuation and Qualifying Accounts and Reserves,
                   Year Ended February 3, 2001.                                       S-1

                Report of Independent Public Accountants                              S-2


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


                10(a)* Amendment to Employment Agreement, between Jacobson Stores Inc. and P. Gerald Mills, dated April 3, 2001.

                10(b)* Executive Employment Agreement, dated as of April 15, 2001, between Jacobson Stores Inc. and Theodore R. Kolman.

                10(c)* Jacobson Stores Inc. Management Incentive Plan, dated March 22, 2001.

                23         Consent of Arthur Andersen LLP.


                In addition, the previously-filed exhibits listed below are incorporated herein by reference. (All references are to Securities and Exchange Commission File #0-6319 unless otherwise noted.)


Current         Identification of
Exhibit         Description of Exhibit                               Prior Filing
-------         ----------------------                      --------------------------------
3(i)(a)    Restated Articles of Incorporation,              Exhibit 19(a) to Form 10-Q,
           Jacobson Stores Inc., as amended and             Quarter Ended April 29,
           restated May 25, 1989.                           1989.

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
           Credit, as agent.



Current                                                            Identification of
Exhibit             Description of Exhibit                           Prior Filing
-------             ----------------------                  --------------------------------
4(b)       Amendment to Revolving Credit Agreement,         Exhibit 4 to Form 10-Q,
           dated June 8, 1998.                              Quarter Ended August 1, 1998.

4(c)       Amendment to Revolving Credit Agreement,         Exhibit 4(a) to Form 10-K,
           dated January 21, 2000                           Year Ended January 29, 2000.

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

10(d)*     Employment Agreement, dated as of                Exhibit 10(a) to Form 10-Q,
           June 11, 1998, between Jacobson Stores Inc.      Quarter Ended May 2, 1998.
           and P. Gerald Mills.

10(e)*     Amendment to Employment Agreement,               Exhibit 10(a) to Form 10-K,
           between Jacobson Stores Inc. and                 Year Ended January 30, 1999.
           P. Gerald Mills, dated April 7, 1999.

10(f)*     Amendment to Employment Agreement,               Exhibit 10(a) to Form 10-K,
           between Jacobson Stores Inc. and                 Year Ended January 29, 2000.
           P. Gerald Mills, dated April 10, 2000.

10(g)*     Employment Agreement, dated as of                Exhibit 10(b) to Form 10-Q,
           June 11, 1998, between Jacobson Stores Inc.      Quarter Ended May 2, 1998.
           and Paul W. Gilbert.

10(h)*     Amendment to Employment Agreement                Exhibit 10(b) to Form 10-K,
           between Jacobson Stores Inc. and                 Year Ended January 30, 1999.
           Paul W. Gilbert, dated April 7, 1999.

10(i)*     Amendment to Employment Agreement,               Exhibit 10(b) to Form 10-K,
           between Jacobson Stores Inc. and                 Year Ended January 29, 2000.
           Paul W. Gilbert, dated April 10, 2000.

10(j)*     Employment Agreement, dated as of                Exhibit 10(c) to Form 10-Q,
           June 11, 1998, between Jacobson Stores Inc.      Quarter Ended May 2, 1998.
           and James A. Rodefeld.

10(k)*     Amendment to Employment Agreement,               Exhibit 10(c) to Form 10-K,
           between Jacobson Stores Inc., and                Year Ended January 30, 1999.
           James A. Rodefeld, dated April 7, 1999.


Current                                                            Identification of
Exhibit             Description of Exhibit                           Prior Filing
-------             ----------------------                  --------------------------------
10(l)*     Amendment to Employment Agreement,               Exhibit 10(c) to Form 10-K,
           between Jacobson Stores Inc. and                 Year Ended January 29, 2000.
           James A. Rodefeld, dated April 10, 2000.

10(m)*     Executive Employment Agreement, dated            Exhibit 10(d) to Form 10-K,
           as of April 11, 2000, between Jacobson           Year Ended January 29, 2000.
           Stores Inc. and Theodore R. Kolman.

10(n)*     Amendment to Employment Agreement, dated as      Exhibit 10 to Form 10-Q,
           of May 26, 2000, between Jacobson Stores         Quarter Ended April 29,
           Inc. and Theodore R. Kolman.                     2000.

10(o)*     Executive Employment Agreement, dated as of      Exhibit 10(e) to Form 10-K,
           April 8, 2000, between Jacobson Stores Inc.      Year Ended January 29, 2000.
           and Beverly A. Rice.

10(p)*     Split Dollar Agreement, dated January 31,        Exhibit 10(k) to Form 10-K,
           1992, between Jacobson Stores Inc. and           Year Ended January 27, 1996.
           Paul W. Gilbert.

10(q)*     Jacobson Stores Inc. Deferred Compensation       Exhibit 10(e) to Form 10-K,
           Plan Amended and Restated Effective              Year Ended January 30, 1999.
           January 28, 1999.

10(r)*     Jacobson Stock Option Plan of 1994.              Exhibit A to Proxy Statement
                                                            in connection with the Annual
                                                            Meeting of Shareholders held
                                                            on May 26, 1994.

10(s)*     First Amendment to Jacobson Stock                Exhibit 10(m) to Form 10-K,
           Option Plan of 1994.                             Year Ended January 27, 1996.

10(t)*     Second Amendment to Jacobson Stock               Exhibit 10(b) to Form 10-Q,
           Option Plan of 1994.                             Quarter Ended July 26, 1997.

10(u)*     Third Amendment to Jacobson Stock                Exhibit A to Proxy Statement
           Option Plan of 1994.                             dated April 10, 1998 in connection
                                                            with Annual Meeting of Shareholders
                                                            held May 28, 1998.

10(v)*     Jacobson Stores Inc. Management                  Exhibit 10(f) to Form 10-K,
           Incentive Plan, dated March 23, 2000.            Year Ended January 29, 2000.

10(w)*     Jacobson Stores Inc. Management                  Exhibit 10 to Form 10-Q,
           Incentive Plan, dated as of May 25, 2000.        Quarter Ended July 29, 2000.

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

         In addition to Exhibits 10(a), 10(b) and 10(d) through 10(p), inclusive, the registrant has an employment agreement with one other executive officer, which is not considered material in amount or significance.

        (b) The Company did not file any reports on Form 8-K during its fourth fiscal quarter ended February 3, 2001.

        (c)   See Item 14(a)(3).

        (d)   See Item 14(a)(2).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  April 9, 2001              JACOBSON STORES INC.



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


         JACOBSON STORES INC.                                        Date
                                                                     ----


         By:    /s/  P. Gerald Mills                             April 9, 2001
                ------------------------------------
                P. Gerald Mills, Chairman of the
                   Board, President and Chief
                   Executive Officer, and Director
                   (Principal Executive Officer)

         By:    /s/  Paul W. Gilbert                             April 9, 2001
                ------------------------------------
                Paul W. Gilbert, Vice Chairman
                   of the Board, and Director
                   (Principal Financial Officer)


         By:    /s/  Edward L. Macek                             April 9, 2001
                ------------------------------------
                Edward L. Macek, Vice
                   President and Controller
                   (Principal Accounting Officer)

         JACOBSON STORES INC.                                        Date
                                                                     ----


         By:    /s/  Herbert S. Amster
                ------------------------------------             April 9, 2001
                Herbert S. Amster, Director



         By:    /s/  Leslie E. Dietzman
                ------------------------------------             April 9, 2001
                Leslie E. Dietzman, Director



         By:    /s/  Herman S. Kohlmeyer, Jr.
                ------------------------------------             April 9, 2001
                Herman S. Kohlmeyer, Jr., Director



         By:    /s/  Kathleen McCree Lewis
                ------------------------------------             April 9, 2001
                Kathleen McCree Lewis, Director



         By:    /s/  Michael T. Monahan
                ------------------------------------             April 9, 2001
                Michael T. Monahan, Director



         By:    /s/  M. Marnette Perry
                ------------------------------------             April 9, 2001
                M. Marnette Perry, Director



         By:    /s/  Philip H. Power
                ------------------------------------             April 9, 2001
                Philip H. Power, Director



         By:    /s/  Richard Z. Rosenfeld
                ------------------------------------             April 9, 2001
                Richard Z. Rosenfeld, Director



         By:    /s/  Robert L. Rosenfeld
                ------------------------------------             April 9, 2001
                Robert L. Rosenfeld, Director



         By:    /s/  James L. Wolohan
                ------------------------------------             April 9, 2001
                James L. Wolohan, Director

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                         Year Ended
                                                                       ------------------------------------------------
                                                                         February 3,      January 29,     January 30,
(in thousands except per share data)                                       2001(1)           2000            1999
-----------------------------------------------------------------------------------------------------------------------
NET SALES............................................................  $   460,119       $   448,075      $   444,305
                                                                       -----------       -----------      -----------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
      occupancy expenses.............................................      306,479           296,412          295,272
   Selling, general and administrative expenses......................      149,403           139,458          139,220
   Interest expense, net.............................................        8,387             7,277            7,915
   Non-recurring charge..............................................            -             1,251               -
   Gains on sale of property.........................................            -            (1,717)            (617)
                                                                       -----------       -----------      -----------

          Total costs and expenses...................................      464,269           442,681          441,790
                                                                       -----------       -----------      -----------

EARNINGS (LOSS) BEFORE INCOME TAXES..................................       (4,150)            5,394            2,515

PROVISION (CREDIT) FOR INCOME TAXES..................................       (1,363)            1,888              880
                                                                       -----------       -----------      -----------

NET EARNINGS (LOSS)..................................................  $    (2,787)      $     3,506      $     1,635
                                                                       ===========       ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE:
   Basic and Diluted.................................................  $     (0.48)      $      0.61      $      0.28
                                                                       ===========       ===========      ===========


(1) 53 week year.

--------------------------------------------------------------------------------

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (pages F-16 and F-17) are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Year Ended
                                                                            --------------------------------------------------------
                                                                              February 3,        January 29,     January 30,
(in thousands)                                                                 2001 (1)             2000            1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)...................................................     $  (2,787)        $   3,506      $   1,635
   Gains on sale of property.............................................             -            (1,717)          (617)
   Non-recurring charge..................................................             -             1,251              -
   Adjustments to reconcile net earnings (loss)
     to cash provided by (used in) operating activities:
      Depreciation and amortization......................................         8,636             8,425          8,429
      Deferred taxes.....................................................        (1,315)             (947)           (74)
      Other liabilities..................................................          (105)             (377)          (337)
      Change in:
         Receivables from customers, net.................................        (9,804)                9          1,973
         Merchandise inventories.........................................        (8,173)           (1,451)        (4,379)
         Prepaid expenses and other assets...............................           452              (102)           (37)
         Accounts payable and accrued expenses...........................        (3,699)            7,137          5,579
         Current income taxes............................................        (3,755)            1,228             82
                                                                              ----------            -----      ---------
              Net cash provided by (used in) operating activities........       (20,550)           16,962         12,254
                                                                              ----------        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property........................................             -             4,492          1,001
   Additions to property and equipment...................................       (19,806)           (9,374)       (10,095)
   Other non-current assets..............................................        (1,525)               71            373
                                                                              ----------        ---------      ---------
              Net cash used in investing activities......................       (21,331)           (4,811)        (8,721)
                                                                              ----------        ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt...........................................        46,030               -                -
   Reduction of long-term debt...........................................        (3,664)          (14,358)        (4,588)
   Proceeds from exercise of stock options...............................             -                 -            101
                                                                              ---------         ---------      ----------

              Net cash provided by (used in) financing activities........        42,366           (14,358)        (4,487)
                                                                              ---------         ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................           485            (2,207)          (954)
   Cash and cash equivalents, beginning of year..........................           722             2,929          3,883
                                                                              ---------         ---------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR...................................     $   1,207         $     722      $   2,929
                                                                              =========         =========      =========
(1) 53 week year.
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY CASH FLOW INFORMATION

The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Interest paid (net of interest capitalized) was $8,147,000 in 2000, $7,302,000 in 1999 and $7,948,000 in 1998. The Company paid income taxes totalling $3,707,000 in 2000, $1,607,000 in 1999 and $872,000 in 1998.

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (pages F-16 and F-17) are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            February 3,       January 29,      January 30,
(in thousands)                                                                 2001              2000             1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents........................................        $    1,207        $     722      $    2,929
    Receivables from customers, net..................................            41,946           32,142          32,151
    Merchandise inventories..........................................           100,078           91,905          90,454
    Prepaid expenses and other assets................................             1,020            1,472           1,370
    Refundable income taxes..........................................             2,085                -              -
    Deferred taxes...................................................             6,314            5,494           4,894
                                                                             ----------       ----------      ----------
          Total current assets.......................................           152,650          131,735         131,798
                                                                             ----------       ----------      ----------

PROPERTY AND EQUIPMENT, NET..........................................            94,333           83,163          84,989
                                                                             ----------       ----------      ----------
OTHER ASSETS.........................................................            20,291           18,766          20,088
                                                                             ----------       ----------      ----------
                                                                             $  267,274         $233,664        $236,875
                                                                             ==========       ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt.................................        $    3,844       $    3,392      $    3,719
   Accounts payable..................................................            35,288           39,968          34,769
   Accrued expenses..................................................            19,693           18,712          16,774
   Accrued income taxes..............................................                 -            1,670             442
                                                                             ----------       ----------      ----------
          Total current liabilities..................................            58,825           63,742          55,704
                                                                             ----------       ----------      ----------
LONG-TERM DEBT.......................................................           127,686           85,772          99,803
                                                                             ----------       ----------      ----------
DEFERRED TAXES.......................................................             5,544            6,039           6,386
                                                                             ----------       ----------      ----------
OTHER LIABILITIES....................................................             3,563            3,668           4,045
                                                                             ----------       ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock......................................................             5,975            5,975           5,975
   Paid-in surplus...................................................             7,201            7,201           7,201
   Retained earnings.................................................            58,879           61,666          58,160
   Treasury stock....................................................              (399)            (399)           (399)
                                                                             -----------      ----------      ----------
                                                                                 71,656           74,443          70,937
                                                                             ----------       ----------      ----------
                                                                             $  267,274         $233,664        $236,875
                                                                             ==========       ==========      ==========

-------------------------------------------------------------------------------------------------------------------

The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (pages F-16 and F-17) are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                           Common       Paid-in     Retained     Treasury
(in thousands except number of shares)                                      Stock       Surplus     Earnings       Stock
---------------------------------------------------------------------------------------------------------------------------
BALANCE, January 31, 1998.........................................        $  5,966     $  7,109     $  56,525    $  (399)

FIFTY-TWO WEEKS ENDED January 30, 1999:
   Net earnings...................................................              -           -           1,635         -
   Exercise of stock options......................................               9           92           -           -
                                                                          --------     --------     ---------    --------
BALANCE, January 30, 1999.........................................           5,975        7,201        58,160        (399)

FIFTY-TWO WEEKS ENDED January 29, 2000:
   Net earnings...................................................              -           -           3,506         -
                                                                          --------     --------     ---------    --------

BALANCE, January 29, 2000.........................................           5,975        7,201        61,666        (399)

FIFTY-THREE WEEKS ENDED February 3, 2001:
   Net loss.......................................................               -            -        (2,787)          -
                                                                          --------     --------     ---------    --------

BALANCE, February 3, 2001.........................................        $  5,975     $  7,201     $  58,879    $   (399)
                                                                          ========     ========     =========    ========

-------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK
Authorized 1,000,000 shares, $1 par value; no shares outstanding at January 30, 1999, January 29, 2000 and February 3, 2001.

COMMON STOCK
Authorized 15,000,000 shares, $1 par value; 5,975,409(2/3) shares issued at January 30, 1999, January 29, 2000 and February 3, 2001. Shares issued include 187,200 shares in treasury at January 30, 1999, January 29, 2000 and February 3, 2001.


The accompanying notes (pages F-5 through F-15) and summary of significant accounting policies (pages F-16 and F-17) are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



INTEREST EXPENSE

Components of net interest expense are summarized below:

---------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                            2000          1999          1998
---------------------------------------------------------------------------------------------------------------------------

Revolving credit line............................................................       $   4,196    $   2,794    $   3,089
Real estate obligations..........................................................           2,574        2,652        2,891
Long-term debt...................................................................           1,825        1,885        2,060
Capital lease obligations........................................................              10           22           40
                                                                                        ---------    ---------    ---------
                                                                                            8,605        7,353        8,080
Less interest earned on short-term investments...................................               -            8           65
Less interest capitalized on properties under development........................             218           68          100
                                                                                        ---------    ---------    ---------
                                                                                        $   8,387    $   7,277    $   7,915
                                                                                        =========    =========    =========

---------------------------------------------------------------------------------------------------------------------------

NON-RECURRING CHARGE

In fiscal 1999, the Company recorded a one-time pre-tax charge totalling $1,251,000 to fully reserve its investment in a cooperative buying group made several years ago.

GAINS ON SALE OF PROPERTY

In fiscal 1999, the Company sold properties in Dearborn and East Lansing, Michigan, at a combined after-tax gain totalling $1,133,000. In fiscal 1998, the Company sold properties in Jackson and Kalamazoo, Michigan at a combined after-tax gain totalling $407,000.

ADVERTISING EXPENSE

The Company expenses advertising costs the first time the advertising takes place. Advertising expense totalled $18,375,000 in 2000, $18,705,000 in 1999 and $17,566,000 in 1998.

TAXES

The provision (credit) for income taxes consisted of:

-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                              2000          1999         1998
-----------------------------------------------------------------------------------------------------------------------------
Currently payable...................................................................      $    (48)      $ 2,835     $  954
Deferred............................................................................        (1,315)         (947)       (74)
                                                                                          --------       -------     -------
                                                                                          $ (1,363)      $ 1,888     $  880
                                                                                          ========       =======     =======
-----------------------------------------------------------------------------------------------------------------------------

Income taxes as a percent of earnings (loss) before income taxes differed from the statutory Federal income tax rate as follows:

---------------------------------------------------------------------------------------------------------------------------
(percent of earnings before income taxes)                                                  2000          1999         1998
---------------------------------------------------------------------------------------------------------------------------
Statutory Federal income tax rate...................................................      (34.0)%        34.0%       34.0%
Other...............................................................................        1.2           1.0         1.0
                                                                                          ------        -----       -----
                                                                                          (32.8)%        35.0%       35.0%
                                                                                          ======        =====       =====
--------------------------------------------------------------------------------------------------------------------------

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes and are classified as current or non-current in the consolidated balance sheets based on the classification of the assets and liabilities which gave rise to the temporary differences. The components of the net deferred income tax asset (liability) at February 3, 2001, January 29, 2000, and January 30, 1999, were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                    February 3,   January 29,   January 30,
(in thousands)                                                                         2001          2000          1999
--------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Accelerated depreciation.....................................................     $  2,497      $  2,192      $  2,658
    Additional pension cost deductible for tax purposes..........................        5,541         5,184         5,152
    Other........................................................................          393           204           216
                                                                                      --------      --------       -------
                                                                                         8,431         7,580         8,026
                                                                                      --------      --------       -------
Deferred tax assets:
    Accrued employee benefits....................................................        1,476         1,578         1,592
    Accrued vacation pay.........................................................        1,530         1,326         1,292
    Additional inventory capitalized for tax purposes............................        1,215         1,096           991
    Net operating loss carryforward..............................................        1,244             -             -
    Deferred rent................................................................        1,021         1,026         1,031
    Other........................................................................        2,715         2,009         1,628
                                                                                      --------      --------       -------
                                                                                         9,201         7,035         6,534
                                                                                      --------      --------       -------

Net deferred tax asset (liability)...............................................     $    770      $  (545)       $(1,492)
                                                                                      ========      ========       =======

--------------------------------------------------------------------------------------------------------------------------

The Company believes it is more likely than not that deferred tax assets will be used to offset future tax obligations. Accordingly, the Company has not recorded a related valuation allowance.

Tax expense other than income taxes were as follows:

---------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                              2000          1999        1998
---------------------------------------------------------------------------------------------------------------------------
Payroll taxes....................................................................      $   8,729    $   8,235     $  8,087
Real estate and personal property taxes..........................................          4,451        4,493        4,185
Other taxes......................................................................            974        1,198        1,061
                                                                                       ---------    ---------     --------

                                                                                       $  14,154    $  13,926      $13,333
                                                                                       =========    =========     ========

--------------------------------------------------------------------------------------------------------------------------

CUSTOMER CREDIT AND RECEIVABLES

Credit sales under Jacobson credit plans were 36.6% of total sales in 2000, 34.2% in 1999 and 35.7% in 1998.

Revenues and direct costs associated with the Company's credit program are summarized below:

---------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                            2000         1999          1998
---------------------------------------------------------------------------------------------------------------------------
Finance charge revenues and fees.................................................      $   5,671     $  5,400     $  5,650
                                                                                       ---------     --------     --------
Cost of credit operation:
   Credit and collection administration..........................................          1,342        1,250        1,274
   Allocated interest expense....................................................          2,952        2,352        2,543
   Provision for doubtful accounts, net of recoveries............................            971          793          885
   Provision for income taxes....................................................            138          342          322
                                                                                        --------     --------     --------
                                                                                           5,403        4,737        5,024
                                                                                        --------     --------     --------
Net income from credit program...................................................       $    268     $    663     $    626
                                                                                        ========     ========     ========

   As a percent of credit sales..................................................           0.2%          0.4%         0.4%
                                                                                            ===           ===          ===

---------------------------------------------------------------------------------------------------------------------------

The finance charge rate assessed under the Company's credit plans is 20.4%. Allocated interest expense is computed at the average rate of interest incurred on the revolving credit line applied to the average total receivables from customers. The average rate was 9.1% in 2000, 7.8% in 1999 and 8.0% in 1998.

Receivables from customers at year-end were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                  February 3,   January 29,    January  30,
(in thousands)                                                                        2001         2000             1999
----------------------------------------------------------------------------------------------------------------------------
Receivables from customers.......................................................    $  42,681    $  32,701    $   32,749
Less reserve for doubtful accounts...............................................          735          559           598
                                                                                     ---------    ---------    ----------

                                                                                     $  41,946    $  32,142    $   32,151
                                                                                     =========    =========    ==========

---------------------------------------------------------------------------------------------------------------------------

Accounts written off, net of recoveries, were $795,000 in 2000, $833,000 in 1999 and $924,000 in 1998 (0.47%, 0.54% and 0.58%, respectively, of credit sales).


MERCHANDISE INVENTORIES

All merchandise inventories are valued at cost, which is lower than market, as determined by the retail last-in, first-out (LIFO) method. At year-end, merchandise inventories were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                  February 3,   January 29,    January 30,
(in thousands)                                                                       2001          2000           1999
 ---------------------------------------------------------------------------------------------------------------------------
Inventories at first-in, first-out (FIFO) cost................................... $115,366      $  108,803    $   108,263
Less LIFO reserves...............................................................   15,288          16,898         17,809
                                                                                  ----------    ----------    -----------
                                                                                  $100,078      $   91,905    $    90,454
                                                                                  ========      ==========    ===========

----------------------------------------------------------------------------------------------------------------------------

LONG-TERM LEASES

At February 3, 2001, the Company was obligated under non-cancelable long-term leases for certain stores or portions of stores, and for certain fixtures and equipment. Many of the leases contain renewal options. Most require payment of taxes, insurance, and other costs applicable to the property and some require additional rentals based on percentages of sales, which are recorded as rental expense for both capital and operating leases.

Future minimum rental commitments as of February 3, 2001, for all non-cancelable leases which had a remaining term of more than one year were as follows:


-----------------------------------------------------------------------------------------------------------------
                                                                                  Operating              Capital
(in thousands)                                                                      Leases                Leases
-----------------------------------------------------------------------------------------------------------------
2001 .....................................................................         $ 10,113             $     76
2002 .....................................................................            9,962                    8
2003 .....................................................................            9,717                   --
2004 .....................................................................            9,602                   --
2005 .....................................................................            9,257                   --
Thereafter ...............................................................          111,650                   --
                                                                                   --------             --------
Total minimum lease payments .............................................         $160,301                   84
                                                                                   ========
Less imputed interest ....................................................                                     5
                                                                                                        --------
Capital lease obligations, including current maturities of $72 ...........                              $     79
                                                                                                        ========
-----------------------------------------------------------------------------------------------------------------


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

Rental expense (net of rental income) was as follows:


------------------------------------------------------------------------------------------------------------
(in thousands)                                                           2000          1999            1998
------------------------------------------------------------------------------------------------------------
Buildings and improvements:
   Operating leases:
      Minimum rent ............................................         $ 8,784       $ 7,685        $ 7,146
      Percentage rent .........................................           1,367         1,491          1,188
   Capital leases:
      Percentage rent .........................................             248           163            273
                                                                        -------       -------        -------
                                                                        $10,399       $ 9,339        $ 8,607
                                                                        =======       =======        =======
Fixtures and equipment:
   Operating leases ...........................................         $   992       $   949        $   927
                                                                        =======       =======        =======
-------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

Property and equipment at year-end are set forth below:


-------------------------------------------------------------------------------------------------------------
                                                                      February 3,   January 29,   January 30,
(in thousands)                                                            2001          2000          1999
-------------------------------------------------------------------------------------------------------------
Land and improvements ...........................................      $  8,104      $  8,085      $  8,439
Buildings and improvements ......................................        88,085        86,248        88,702
Furniture, fixtures and equipment ...............................        68,056        57,271        55,113
Leasehold improvements ..........................................        23,494        13,848        12,742
Construction in progress ........................................         3,081         5,561         3,636
Capital leases ..................................................         9,186         9,186         9,232
                                                                       --------      --------      --------
                                                                        200,006       180,199       177,864
Less accumulated depreciation and amortization ..................       105,673        97,036        92,875
                                                                       --------      --------      --------
                                                                       $ 94,333      $ 83,163      $ 84,989
                                                                       ========      ========      ========
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization amounted to $8,636,000 in 2000, $8,425,000 in 1999 and $8,429,000 in 1998.

CAPITAL AND MAINTENANCE EXPENDITURES

Capital expenditures, including amounts under capital leases, for the past three years are summarized below:


---------------------------------------------------------------------------------------------------------------
                                                              Stores and Store     Support Facilities
(in thousands)                                                  Modernization         and Equipment      Total
---------------------------------------------------------------------------------------------------------------
2000..........................................................    $  16,465            $  3,341        $ 19,806
1999..........................................................        7,909               1,465           9,374
1998..........................................................        7,573               2,522          10,095

---------------------------------------------------------------------------------------------------------------

Stores and store modernization expenditures include those made for the acquisition of land, buildings and improvements, and related fixtures and equipment for new stores and expansion and re-fixturing of existing stores. Support facilities and equipment expenditures relate to information systems and corporate office and service center facilities.

Repairs and maintenance expense totaled $1,727,000 in 2000, $1,928,000 in 1999 and $1,879,000 in 1998.

RETIREMENT PLANS

The Company has a trusteed non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under the plan are based on a final average pay formula. Service cost and the projected benefit obligation under the projected unit credit actuarial method reflect the impact of estimated increases in compensation on future pension benefits. Unrecognized pension costs and credits, including actuarial gains and losses, are amortized over the average remaining service period of those employees expected to receive pension benefits. Pension credit was $1,048,000 in 2000 and $94,000 in 1999. Pension expense was $162,000 in 1998. The Company's funding policy satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Pension plan assets are managed by independent investment managers.

Net periodic pension expense (credit) was as follows:


----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                    2000        1999         1998
----------------------------------------------------------------------------------------------------------------
Components of Net Pension Expense (Credit):
Service cost for benefits earned during the year .......................         $ 1,411     $ 1,386     $ 1,657
Interest cost on projected benefit obligation ..........................           4,070       3,888       3,759
Expected return on assets ..............................................          (6,506)     (5,686)     (5,383)
Net amortization and deferral ..........................................             (23)        318         129
                                                                                 -------     -------     -------

Net pension expense (credit) ...........................................         $(1,048)    $   (94)    $   162
                                                                                 =======     =======     =======

----------------------------------------------------------------------------------------------------------------

Changes in the projected benefit obligation, plan assets and reconciliation of the funded status of the plan were as follows:


------------------------------------------------------------------------------------------------------------------------
                                                                                               December  31,
                                                                                    ------------------------------------
(in thousands)                                                                      2000           1999           1998
------------------------------------------------------------------------------------------------------------------------
Change in Projected Benefit Obligation:
   Projected benefit obligation at beginning of year ..................          $ 54,219       $ 59,317        $ 53,059
   Service cost for benefits earned during the year ...................             1,411          1,386           1,657
   Interest cost on projected benefit obligation ......................             4,070          3,888           3,759
   Actuarial (gain) loss ..............................................             1,590         (7,231)          4,022
   Benefits paid ......................................................            (3,726)        (3,141)         (3,180)
                                                                                 --------       --------        --------

           Projected benefit obligation at end of year ................          $ 57,564       $ 54,219        $ 59,317
                                                                                 ========       ========        ========

Change in Plan Assets:
   Fair value of plan assets at beginning of year .....................          $ 90,714       $ 69,888        $ 70,257
   Actual return on plan assets .......................................            (4,903)        23,967           2,811
   Benefits paid ......................................................            (3,726)        (3,141)         (3,180)
                                                                                 --------       --------        --------

           Fair value of plan assets at end of year ...................          $ 82,085       $ 90,714        $ 69,888
                                                                                 ========       ========        ========

Reconciliation of Funded Status:
   Funded status ......................................................          $ 24,521       $ 36,495        $ 10,571
   Unrecognized net actuarial (gain) loss .............................            (8,320)       (21,342)          4,488
                                                                                 --------       --------        --------

           Net prepaid pension cost(1) ................................          $ 16,201       $ 15,153        $ 15,059
                                                                                 ========       ========        ========

(1)Included in other assets on the consolidated balance sheets.
------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
Actuarial Assumptions                                                                2000         1999         1998
--------------------------------------------------------------------------------------------------------------------
Discount rate:
   Beginning of year ...................................................             7 3/4%       6 3/4%       7 1/4%
   End of year .........................................................             7 1/2        7 3/4        6 3/4
Expected return on plan assets .........................................             9            9            9
Rate of increase in compensation .......................................             5            5            5

--------------------------------------------------------------------------------------------------------------------

The Company contributed and charged to expense $266,000 in 2000, $288,000 in 1999 and $277,000 in 1998 for multi-employer pension plans. These contributions were determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Under the provisions of the Multi-Employer Pension Plan Amendments Act of 1980, if the Company should substantially or totally withdraw from a multi-employer pension fund, it would be required to continue contributions to such plan to the extent of its portion of the plan's unfunded vested liability. Management has no plans to terminate operations that would subject the Company to such liability.

The Company has a qualified salary deferral plan under Internal Revenue Code
Section 401(k). All employees of the Company who have completed one year of service and are at least age 21 are eligible to participate in this plan. Under this plan, the Company may elect to match 20% of the first 3% of employee contributions per participant. These matching contributions vest immediately. The charges to operations for matching contributions to the plan were $365,000 in 2000, $336,000 in 1999 and $330,000 in 1998.

ACCRUED EXPENSES

Accrued expenses at year-end were as follows:


----------------------------------------------------------------------------------------------------------
                                                                    February 3,  January 29,   January 30,
(in thousands)                                                          2001         2000          1999
---------------------------------------------------------------------------------------------------------
Wages and vacation pay ........................................       $ 9,368      $ 7,830        $ 7,135
Taxes other than income taxes .................................         2,453        2,018          1,733
Interest ......................................................         1,238          845            870
Other .........................................................         6,634        8,019          7,036
                                                                      -------      -------        -------
                                                                      $19,693      $18,712        $16,774
                                                                      =======      =======        =======

----------------------------------------------------------------------------------------------------------


FINANCING

The Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. Loans under the facility bear interest at either or both of two variable interest rate alternatives as chosen by the Company. One of the interest rates may decrease if the Company meets specified performance measures, which were not met in 2000. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for loans.

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

Revolving credit line borrowings and interest rates for the past three years were as follows:


-----------------------------------------------------------------------------------------------------------
(in thousands)                                                           2000         1999         1998
-----------------------------------------------------------------------------------------------------------
Maximum amount outstanding .......................................      $78,327       $51,645      $55,974
Daily weighted average amount outstanding ........................       45,794        36,071       38,801
Daily weighted average interest rate .............................          9.1%          7.8%         8.0%

-----------------------------------------------------------------------------------------------------------

At year-end, long-term debt, less current maturities, consisted of the following:


--------------------------------------------------------------------------------------------------------------------------
                                                                                   February 3,   January 29,   January 30,
(in thousands)                                                                         2001          2000         1999
--------------------------------------------------------------------------------------------------------------------------
6 3/4% Convertible Subordinated Debentures due 2011 .............................    $ 24,150     $ 25,875      $ 27,600
Mortgage notes and collateral trust bonds due through 2013,
   at rates from 5.89% to 9.10% .................................................      24,541       26,543        28,657
Industrial development revenue bond obligations,
   due through 2015, at variable rates below prime ..............................       7,892        8,209         8,526
Notes under Revolving credit line, at a blended rate below prime ................      71,096       25,066        34,875
                                                                                     --------     --------      --------
                                                                                      127,679       85,693        99,658

Capital lease obligations .......................................................           7           79           145
                                                                                     --------     --------      --------
                                                                                     $127,686     $ 85,772      $ 99,803
                                                                                     ========     ========      ========

--------------------------------------------------------------------------------------------------------------------------

The 6 3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable at the option of the Company at par. Mandatory annual sinking fund payments of $1,725,000 are required each December 15. At February 3, 2001, 783,000 shares of authorized common stock were reserved for conversion.

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

Aggregate maturities of long-term debt for the next five years are as follows:


-----------------------------------------------------------------------------------------------
                                                         Capital
                                                        Long-Term        Lease
(in thousands)                                             Debt      Obligations(1)      Total
-----------------------------------------------------------------------------------------------
2001 ...........................................         $ 3,772        $    72        $ 3,844
2002 ...........................................          75,099              7         75,106
2003 ...........................................           8,785             --          8,785
2004 ...........................................           4,090             --          4,090
2005 ...........................................          10,599             --         10,599

(1) Excluding imputed interest.
-----------------------------------------------------------------------------------------------

Based on the quoted market price of the 6 3/4% Convertible Subordinated Debentures due 2011 and on the current rates offered to the Company for other long-term debt of similar remaining maturities, the estimated fair value of total long-term debt, excluding capital lease obligations, was less than the carrying value by approximately $9,500,000 at February 3, 2001, $8,200,000 at January 29, 2000 and $4,000,000 at January 30, 1999.

STOCK OPTIONS

At February 3, 2001, 973,125 shares of Jacobson Stores Inc. common stock were reserved for issuance under a stock option plan adopted in 1994 and options for an additional 420,687 shares were available for grant to directors and employees.

The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", but continues to account for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined in accordance with SFAS No. 123 in 2000, the Company would have had net loss of $3,416,000 ($0.59 per share). Under SFAS No. 123, in 1999 the Company would have had net earnings of $2,952,000 ($0.51 per share) and in 1998 the Company's net earnings and earnings per common share would have been $776,000 ($0.13 per share).

Option activity for the past three years was as follows:


------------------------------------------------------------------------------------------------------------
                                                                                Number     Weighted Average
                                                                               of Shares     Option Price
------------------------------------------------------------------------------------------------------------
Options outstanding at January 31, 1998 (including
   exercisable options for 304,313 shares) .................................    620,750       $    9.14

Activity during 1998:
   Granted .................................................................    173,000           13.66
   Exercised ...............................................................      9,188           11.01
   Expired .................................................................     49,687           11.50
                                                                                -------
Options outstanding at January 30, 1999 (including
   exercisable options for 456,907 shares) .................................    734,875           10.02

Activity during 1999:
   Granted .................................................................    126,500            6.47
   Expired .................................................................     41,250           10.79
                                                                                -------

Options outstanding at January 29, 2000 (including
   exercisable options for 542,375 shares) .................................    820,125            9.42

Activity during 2000:
   Granted .................................................................    241,500            5.04
   Expired .................................................................     88,500            9.29
                                                                                -------

Options outstanding at February 3, 2001 (including exercisable
   options for 704,125 shares) .............................................    973,125       $    8.34
                                                                                =======       =========

------------------------------------------------------------------------------------------------------------

The weighted average fair value of options granted in 2000, 1999 and 1998 totalled $2.10, $3.91 and $7.87, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in valuing the option grants for 2000, 1999 and 1998, respectively, were expected life, 8.0, 9.7 and 9.9 years; interest rate, 6.3%, 5.3% and 5.6%; and volatility (the measure by which the stock price has fluctuated or will be expected to fluctuate during the period), 64.3%, 41.5% and 34.9%.

At February 3, 2001, 344,000 of the outstanding options have exercise prices that range between $3.50-$8.00, with a weighted average exercise price of $5.57. Of these options, 152,125 options are exercisable, with a weighted average exercise price of $5.64 and a weighted average contractual maturity of 8.3 years. The remaining 629,125 outstanding options have exercise prices that range between $8.37-$14.38, with a weighted average exercise price of $9.86. Of these options, 552,000 options are exercisable, with a weighted average exercise price of $9.47 and a weighted average contractual maturity of 5.9 years.

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


EARNINGS PER SHARE

Basic earnings per common share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. Earnings per common share are calculated as follows:


-------------------------------------------------------------------------------------------------------------------
(dollars and shares in thousands)                                                  2000         1999         1998
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) available to common shareholders ..........................      $(2,787)      $ 3,506      $ 1,635
                                                                                 =======       =======      =======

Weighted average common shares outstanding ................................        5,788         5,788        5,784
Dilutive stock options ....................................................           --            --          118
                                                                                 -------       -------      -------

   Shares used to calculate diluted earnings per common share .............        5,788         5,788        5,902
                                                                                 =======       =======      =======

Earnings (loss) per common share:
   Basic ..................................................................      $  (.48)      $   .61      $   .28
   Diluted ................................................................         (.48)          .61          .28
                                                                                 =======       =======      =======

-------------------------------------------------------------------------------------------------------------------

Potential common shares attributable to stock options or assumed conversion of debentures are reported in the above table only if dilutive. Potential shares represented by anti-dilutive stock options totaled 973,000, 810,000 and 152,000 in 2000, 1999 and 1998, respectively.

The Company's 6 3/4% Convertible Subordinated Debentures due 2011 represent potential common shares for computation of diluted earnings per share, but are anti-dilutive for 2000, 1999 and 1998. Assumed conversion of the debentures would have added 800,000, 847,000 and 925,000 to shares used to calculate diluted earnings per share in 2000, 1999 and 1998, respectively.

CONDENSED BALANCE SHEETS

Condensed balance sheets of Jacobson Stores Realty Company and merchandising operations are shown below:


--------------------------------------------------------------------------------------------------------------
                                                                     February 3,    January 29,     January 30,
(in thousands)                                                           2001           2000            1999
--------------------------------------------------------------------------------------------------------------
JACOBSON STORES REALTY COMPANY
--------------------------------------------------------------------------------------------------------------
Current assets ................................................        $    319       $    220        $     71
Advances to Jacobson Stores Inc. ..............................          33,135         33,116          28,607
Property and equipment, net ...................................          36,776         39,089          43,245
Investments and other assets ..................................           2,094          2,208           2,334
                                                                       --------       --------        --------
       Assets .................................................        $ 72,324       $ 74,633        $ 74,257
                                                                       ========       ========        ========

Current liabilities ...........................................        $  3,197       $  4,100        $  3,447
Long-term debt ................................................          32,433         34,542          36,637
Other liabilities .............................................             811          1,055           1,476
Equity of Jacobson Stores Inc. ................................          35,883         34,936          32,697
                                                                       --------       --------        --------
       Liabilities and Equity .................................        $ 72,324       $ 74,633        $ 74,257
                                                                       ========       ========        ========
--------------------------------------------------------------------------------------------------------------
JACOBSON STORES INC. (merchandising operations)
--------------------------------------------------------------------------------------------------------------

Current assets ................................................        $150,307       $131,575        $131,787
Property and equipment, net ...................................          57,557         44,074          41,744
Investments and other assets ..................................          21,294         19,716          20,972
                                                                       --------       --------        --------
       Assets .................................................        $229,158       $195,365        $194,503
                                                                       ========       ========        ========

Current liabilities ...........................................        $ 53,603       $ 59,702        $ 52,320
Long-term debt ................................................          95,254         51,230          63,166
Other liabilities .............................................           9,293          9,710          10,070
Advances from subsidiaries ....................................          41,659         41,640          37,131
Shareholders' equity ..........................................          29,349         33,083          31,816
                                                                       --------       --------        --------
       Liabilities and Equity .................................        $229,158       $195,365        $194,503
                                                                       ========       ========        ========

--------------------------------------------------------------------------------------------------------------

Jacobson Credit Corp. had no financial activity in 2000, 1999 or 1998. Its balance sheet includes Advances to Jacobson Stores Inc. and offsetting Equity of Jacobson Stores Inc. totalling $8,524,000.

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

FISCAL YEAR. The Company's fiscal year ends on the Saturday nearest January 31. Fiscal year 2000 consisted of 53 weeks and ended February 3, 2001. Fiscal years 1999 and 1998 consisted of 52 weeks ended January 29, 2000 and January 30, 1999, respectively.

SALES. Sales are net of returns. Restaurant and alteration revenues are reflected as a reduction of cost of merchandise sold. Finance charge revenues are recorded as income when earned and are reflected as a reduction of selling, general and administrative expenses.

RECEIVABLES FROM CUSTOMERS. An account is reviewed for write-off if one full monthly payment (payment of 10% effective October 2000 and 20% prior to October
2000) has not been received during the previous four month period or if it is otherwise determined that the account is uncollectible.

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

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the fiscal year. Actual results could differ from those estimates.

RECLASSIFICATIONS. Certain amounts in prior year financial statements have been reclassified to conform to the 2000 presentation. None of these reclassifications affected net earnings.

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

DERIVATIVE INSTRUMENTS. On February 4, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This Statement, as amended, establishes accounting and reporting standards over derivative instruments (including certain derivative instruments embedded in other contracts). The impact of adopting this standard was not material to the Company.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                        QUARTERLY INFORMATION (unaudited)


OPERATING RESULTS

The unaudited quarterly operating results shown below were prepared using the same accounting policies that are applied to the annual data.


==================================================================================================================
                                                                                     Quarter
                                                                 -------------------------------------------------
(in thousands except per share data)                               First      Second          Third       Fourth
------------------------------------------------------------------------------------------------------------------
2000
----

Net sales ...................................................    $ 115,179    $  93,871     $  96,598    $ 154,471
Cost of merchandise sold, buying and
   occupancy expenses .......................................       72,790       67,165        63,261      103,263
Selling, general and administrative expenses ................       36,286       31,609        35,168       46,340
Interest expense, net .......................................        1,817        1,810         1,920        2,840
Earnings (loss) before income taxes .........................        4,286       (6,713)       (3,751)       2,028
Net earnings (loss) .........................................        2,786       (4,364)       (2,438)       1,229
Earnings (loss) per common share:
   Basic ....................................................    $     .48    $    (.75)    $    (.42)   $     .21
   Diluted ..................................................          .48         (.75)         (.42)         .21

1999
----

Net sales ...................................................    $ 113,959    $  94,186     $  94,380    $ 145,550
Cost of merchandise sold, buying and
   occupancy expenses .......................................       73,697       68,609        60,684       93,422
Selling, general and administrative expenses ................       34,391       31,132        34,554       39,381
Interest expense, net .......................................        1,804        1,773         1,697        2,003
Non-recurring charge ........................................           --           --            --        1,251
Gains on sale of property ...................................           --         (523)           --       (1,194)
Earnings (loss) before income taxes .........................        4,067       (6,805)       (2,555)      10,687
Net earnings (loss) .........................................        2,644       (4,423)       (1,661)       6,946
Earnings (loss) per common share:
   Basic ....................................................    $     .46    $    (.76)    $    (.29)   $    1.20
   Diluted ..................................................          .46         (.76)         (.29)        1.20

1998
----

Net sales ...................................................    $ 114,825    $  95,256     $  95,636    $ 138,588
Cost of merchandise sold, buying and
   occupancy expenses .......................................       72,762       70,184        63,099       89,227
Selling, general and administrative expenses ................       36,204       31,390        35,165       36,461
Interest expense, net .......................................        1,948        1,978         1,881        2,108
Gains on sale of property ...................................           --           --          (659)          42
Earnings (loss) before income taxes .........................        3,911       (8,296)       (3,850)      10,750
Net earnings (loss) .........................................        2,542       (5,392)       (2,503)       6,988
Earnings (loss) per common share:
   Basic ....................................................    $     .44    $    (.93)    $    (.43)   $    1.21
   Diluted ..................................................          .42         (.93)         (.43)        1.21

------------------------------------------------------------------------------------------------------------------

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


---------------------------------------------------------------------------------------------------

                                      As Reported                             As Reallocated
                              ---------------------------              ----------------------------
         Quarter              2000       1999        1998               2000       1999       1998
---------------------------------------------------------------------------------------------------
           1st                $ .04      $ .04      $ .04              $(.04)     $(.03)     $(.02)
           2nd                 (.04)       .03        .03               (.04)      (.02)      (.02)
           3rd                   --        .03        .03               (.04)      (.02)      (.02)
           4th                 (.18)      (.20)      (.19)              (.06)      (.03)      (.03)
                              -----      -----       ----              -----      -----      -----
                              $(.18)     $(.10)     $(.09)             $(.18)     $(.10)     $(.09)
                              =====      =====      =====              =====      =====      =====

---------------------------------------------------------------------------------------------------

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Jacobson Stores Inc.:

We have audited the accompanying consolidated balance sheets of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of February 3, 2001, January 29, 2000 and January 30, 1999 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Stores Inc. and subsidiaries as of February 3, 2001, January 29, 2000 and January 30, 1999 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States.



                                                  /s/  ARTHUR ANDERSEN LLP
                                                  ------------------------------

Detroit, Michigan
  March 2, 2001

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                FEBRUARY 3, 2001
                                 (in thousands)



                      Column A                              Column B        Column C        Column D     Column E

                                                                            Amounts
                                                                            Charged        Deductions
                                                            Balance         (Credited)         For        Balance
                                                            Beginning       to Costs &       Amounts      End of
                     Description                            of Period       Expenses           Paid       Period
-------------------------------------------------------    -----------     -----------     ----------     -------
52 WEEKS ENDED JANUARY 30, 1999:

Store Closing Costs -
    Reserve to state property and
       equipment at estimated fair value                     $ 2,210         $(2,210)        $    --      $    --
    Expense to hold closed facilities
       pending disposition                                       413              --            (288)         125
                                                             -------         -------         -------      -------

                                                             $ 2,623         $(2,210)        $  (288)     $   125
                                                             =======         =======         =======      =======


52 WEEKS ENDED JANUARY 29, 2000:

Store Closing Costs -
    Reserve to state property and
       equipment at estimated fair value                     $    --         $    --         $    --      $    --
    Expense to hold closed facilities
       pending disposition                                       125              --             125           --
                                                             -------         -------         -------      -------

                                                             $   125         $    --         $   125      $    --
                                                             =======         =======         =======      =======


53 WEEKS ENDED FEBRUARY 3, 2001:

Store Closing Costs -
    Reserve to state property and
       equipment at estimated fair value                     $    --         $    --         $    --      $    --
    Expense to hold closed facilities
       pending disposition                                        --              --              --           --
                                                             -------         -------         -------      -------

                                                             $    --         $    --         $    --      $    --
                                                             =======         =======         =======      =======

                          REPORT OF INDEPENDENT PUBLIC
                   ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the shareholders of Jacobson Stores Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of JACOBSON STORES INC., and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 2, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed at item 14(a)2 on page S-1 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                        /s/  Arthur Andersen LLP
                                                        ------------------------
Detroit, Michigan,
  March 2, 2001.

                                    EXHIBITS:
                                    --------



         10(a) Amendment to Employment Agreement, between Jacobson Stores Inc. and P. Gerald Mills, dated April 3, 2001.

         10(b) Executive Employment Agreement, dated as of April 15, 2001, between Jacobson Stores Inc. and Theodore R. Kolman.

         10(c) Jacobson Stores Inc. Management Incentive Plan, dated March 22, 2001.

         23      Consent of Arthur Andersen LLP.

         In addition, the previously-filed exhibits listed below are incorporated herein by reference. (All references are to Securities and Exchange Commission File #0-6319 unless otherwise noted.)


Current            Identification of
Exhibit           Description of Exhibit                                     Prior Filing
-------           ----------------------                          ----------------------------------
3(i)(a)      Restated Articles of Incorporation,                  Exhibit 19(a) to Form 10-Q,
             Jacobson Stores Inc., as amended and                 Quarter Ended April 29,
             restated May 25, 1989.                               1989.

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
             Credit, as agent.


Current                                                                   Identification of
Exhibit               Description of Exhibit                                 Prior Filing
-------               ----------------------                      ----------------------------------
4(b)         Amendment to Revolving Credit Agreement,             Exhibit 4 to Form 10-Q,
             dated June 8, 1998.                                  Quarter Ended August 1, 1998.

4(c)         Amendment to Revolving Credit Agreement,             Exhibit 4(a) to Form 10-K,
             dated January 21, 2000                               Year Ended January 29, 2000.

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

10(d)        Employment Agreement, dated as of                    Exhibit 10(a) to Form 10-Q,
             June 11, 1998, between Jacobson Stores Inc.          Quarter Ended May 2, 1998.
             and P. Gerald Mills.

10(e)        Amendment to Employment Agreement,                   Exhibit 10(a) to Form 10-K,
             between Jacobson Stores Inc. and                     Year Ended January 30, 1999.
             P. Gerald Mills, dated April 7, 1999.

10(f)        Amendment to Employment Agreement,                   Exhibit 10(a) to Form 10-K,
             between Jacobson Stores Inc. and                     Year Ended January 29, 2000.
             P. Gerald Mills, dated April 10, 2000.

10(g)        Employment Agreement, dated as of                    Exhibit 10(b) to Form 10-Q,
             June 11, 1998, between Jacobson Stores Inc.          Quarter Ended May 2, 1998.
             and Paul W. Gilbert.

10(h)        Amendment to Employment Agreement                    Exhibit 10(b) to Form 10-K,
             between Jacobson Stores Inc. and                     Year Ended January 30, 1999.
             Paul W. Gilbert, dated April 7, 1999.

10(i)        Amendment to Employment Agreement,                   Exhibit 10(b) to Form 10-K,
             between Jacobson Stores Inc. and                     Year Ended January 29, 2000.
             Paul W. Gilbert, dated April 10, 2000.

10(j)        Employment Agreement, dated as of                    Exhibit 10(c) to Form 10-Q,
             June 11, 1998, between Jacobson Stores Inc.          Quarter Ended May 2, 1998.
             and James A. Rodefeld.

10(k)        Amendment to Employment Agreement,                   Exhibit 10(c) to Form 10-K,
             between Jacobson Stores Inc., and                    Year Ended January 30, 1999.
             James A. Rodefeld, dated April 7, 1999.


Current                                                                  Identification of
Exhibit               Description of Exhibit                                Prior Filing
-------               ----------------------                      --------------------------------
10(l)        Amendment to Employment Agreement,                   Exhibit 10(c) to Form 10-K,
             between Jacobson Stores Inc. and                     Year Ended January 29, 2000.
             James A. Rodefeld, dated April 10, 2000.

10(m)        Executive Employment Agreement, dated                Exhibit 10(d) to Form 10-K,
             as of April 11, 2000, between Jacobson Stores        Year Ended January 29, 2000.
             Inc. and Theodore R. Kolman.

10(n)        Amendment to Employment Agreement, dated as          Exhibit 10 to Form 10-Q,
             of May 26, 2000, between Jacobson Stores Inc.        Quarter Ended April 29,
             and Theodore R. Kolman.                              2000.

10(o)        Executive Employment Agreement, dated as of          Exhibit 10(e) to Form 10-K,
             April 8, 2000, between Jacobson Stores Inc.          Year Ended January 29, 2000.
             and Beverly A. Rice.

10(p)        Split Dollar Agreement, dated January 31,            Exhibit 10(k) to Form 10-K,
             1992, between Jacobson Stores Inc. and               Year Ended January 27, 1996.
             Paul W. Gilbert.

10(q)        Jacobson Stores Inc. Deferred Compensation           Exhibit 10(e) to Form 10-K,
             Plan Amended and Restated Effective                  Year Ended January 30, 1999.
             January 28, 1999.

10(r)        Jacobson Stock Option Plan of 1994.                  Exhibit A to Proxy Statement
                                                                  in connection with the Annual
                                                                  Meeting of Shareholders held
                                                                  on May 26, 1994.

10(s)        First Amendment to Jacobson Stock                    Exhibit 10(m) to Form 10-K,
             Option Plan of 1994.                                 Year Ended January 27, 1996.

10(t)        Second Amendment to Jacobson Stock                   Exhibit 10(b) to Form 10-Q,
             Option Plan of 1994.                                 Quarter Ended July 26, 1997.

10(u)        Third Amendment to Jacobson Stock                    Exhibit A to Proxy Statement
             Option Plan of 1994.                                 dated April 10, 1998 in
                                                                  connection with Annual Meeting
                                                                  of Shareholders held May 28, 1998.

10(v)        Jacobson Stores Inc. Management                      Exhibit 10(f) to Form 10-K,
             Incentive Plan, dated March 23, 2000.                Year Ended January 29, 2000.

10(w)        Jacobson Stores Inc. Management                      Exhibit 10 to Form 10-Q,
             Incentive Plan, dated as of May 25, 2000.            Quarter Ended July 29, 2000.

21           Schedule of Subsidiaries.                            Exhibit 21 to Form 10-K, Year
                                                                  Ended January 27, 1996.