Form 10-Q
period 2001-05-05
JACOBSON STORES INC
filed 2001-06-15
CIK 53025

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended May 5, 2001

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

                          Common Stock ($1 Par Value):
               5,788,209-2/3 Shares outstanding as of May 5, 2001

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                    FORM 10-Q

                          For Quarter Ended May 5, 2001


                                      INDEX


                                                                                                             Page
PART I:       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    .   Consolidated Balance Sheets - May 5, 2001 and
                        February 3, 2001                                                                       1

                    .   Consolidated Statements of Earnings - Thirteen Week Periods
                        Ended May 5, 2001 and April 29, 2000                                                   2

                    .   Consolidated Statements of Cash Flows - Thirteen Week
                        Periods Ended May 5, 2001 and April 29, 2000                                           3

                    .   Notes to Consolidated Financial Statements                                             4

                    Review by Independent Public Accountants                                                   7

                    Exhibit:

                    .   Report of Independent Public Accountants                                               8

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                        9

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                13

PART II:      OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                                                          14

                  All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                                                    15

INDEX OF EXHIBITS

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                      May 5,        February 3,
ASSETS                                                 2001             2001
                                                   ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                      $        876    $      1,207
    Receivables from customers, net                      42,478          41,946
    Merchandise inventories                             102,960         100,078
    Prepaid expenses and other assets                     1,030           1,020
    Refundable income taxes                                  --           2,085
    Deferred taxes                                        6,314           6,314
                                                   ------------    ------------

              Total current assets                      153,658         152,650
                                                   ------------    ------------
PROPERTY AND EQUIPMENT, NET                              93,709          94,333
                                                   ------------    ------------
OTHER ASSETS                                             20,965          20,291
                                                   ------------    ------------
                                                   $    268,332    $    267,274
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt              $      3,347    $      3,844
    Accounts payable                                     30,902          35,288
    Accrued expenses                                     16,493          19,693
    Accrued income taxes                                    636              --
                                                   ------------    ------------

              Total current liabilities                  51,378          58,825
                                                   ------------    ------------
LONG-TERM DEBT                                          135,006         127,686
                                                   ------------    ------------
DEFERRED TAXES                                            5,544           5,544
                                                   ------------    ------------
OTHER LIABILITIES                                         3,540           3,563
                                                   ------------    ------------
SHAREHOLDERS' EQUITY:
    Common stock                                          5,975           5,975
    Paid-in surplus                                       7,201           7,201
    Retained earnings                                    60,087          58,879
    Treasury stock                                         (399)           (399)
                                                   ------------    ------------
                                                         72,864          71,656
                                                   ------------    ------------
                                                   $    268,332    $    267,274
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per share data)
                                   (unaudited)



                                                           Thirteen Weeks Ended
                                                         -----------------------
                                                           May 5,      April 29,
                                                            2001         2000
                                                         ----------   ----------
NET SALES                                                $  113,408   $  115,179
                                                         ----------   ----------

COSTS AND EXPENSES:
     Cost of merchandise sold, buying and
         occupancy expenses                                  73,126       72,790
     Selling, general and administrative expenses            35,905       36,286
     Interest expense, net                                    2,519        1,817
                                                         ----------   ----------

               Total costs and expenses                     111,550      110,893
                                                         ----------   ----------

EARNINGS BEFORE INCOME TAXES                                  1,858        4,286

PROVISION FOR INCOME TAXES                                      650        1,500
                                                         ----------   ----------

NET EARNINGS                                             $    1,208   $    2,786
                                                         ==========   ==========



EARNINGS PER COMMON SHARE:
     Basic                                               $     0.21   $     0.48
                                                         ==========   ==========
     Diluted                                             $     0.21   $     0.48
                                                         ==========   ==========



        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Thirteen Weeks Ended
                                                                               ------------------------
                                                                                 May 5,      April 29,
                                                                                  2001          2000
                                                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                               $    1,208    $    2,786
    Adjustments to reconcile net earnings to cash
    used in operating activities:
       Depreciation and amortization                                                2,405         2,144
       Other liabilities                                                              (23)          (31)

       Change in:
          Receivables from customers, net                                            (532)        2,076
          Merchandise inventories                                                  (2,882)       (1,450)
          Prepaid expenses and other assets                                           (10)          403
          Accounts payable and accrued expenses                                    (7,586)      (12,084)
          Current income taxes                                                      2,721          (408)
                                                                               ----------    ----------


                                     Net cash (used in) operating activities       (4,699)       (6,564)
                                                                               ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                            (1,781)         (466)
    Other non-current assets                                                         (674)         (200)
                                                                               ----------    ----------

                                     Net cash (used in) investing activities       (2,455)         (666)
                                                                               ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt                                                     7,756         9,083
    Reduction of long-term debt                                                      (933)       (1,038)
                                                                               ----------    ----------

                               Net cash provided by financing activities            6,823         8,045
                                                                               ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                          (331)          815
                                                                               ----------    ----------

    Cash and cash equivalents, beginning of period                                  1,207           722
                                                                               ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $      876    $    1,537
                                                                               ==========    ==========


        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                          For Quarter Ended May 5, 2001


         The condensed financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to achieve a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature.

         Because of the nature of the specialty department store business, the results for the thirteen week periods ended May 5, 2001 and April 29, 2000 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

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

(1)      EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. Earnings per common share are calculated as follows:

                                              Thirteen Weeks Ended
                                             -----------------------
                                               May 5,      April 29,
(in thousands, except per share data)           2001         2000
                                             ----------   ----------
Earnings available to common shareholders    $    1,208   $    2,786
                                             ==========   ==========

Weighted average common shares outstanding        5,788        5,788
Dilutive stock options                                2            7
                                             ----------   ----------

     Shares used to calculate diluted
        earnings per common share                 5,790        5,795
                                             ==========   ==========

Earnings per common share:
     Basic                                   $     0.21   $     0.48
                                             ==========   ==========
     Diluted                                 $     0.21   $     0.48
                                             ==========   ==========

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                          For Quarter Ended May 5, 2001


(2)      CUSTOMER CREDIT AND RECEIVABLES

         Receivables from customers were as follows:

                                        May 5,       February 3,
(in thousands)                           2001           2001
                                     ------------   ------------
Receivables from customers           $     43,091   $     42,681
Less reserve for doubtful accounts            613            735
                                     ------------   ------------

                                     $     42,478   $     41,946
                                     ============   ============

(3)      MERCHANDISE INVENTORIES

         Merchandise inventories were as follows:

                                        May 5,       February 3,
(in thousands)                           2001           2001
                                     ------------   ------------
Inventories at first-in, first out
    (FIFO) cost                      $    118,248   $    115,366
Less LIFO reserves                         15,288         15,288
                                     ------------   ------------

                                     $    102,960   $    100,078
                                     ============   ============

(4)      PROPERTY AND EQUIPMENT

         Property and equipment are set forth below:

                                   May 5,       February 3,
(in thousands)                      2001           2001
                                ------------   ------------
Property and equipment          $    201,787   $    200,006
Less accumulated depreciation
    and amortization                 108,078        105,673
                                ------------   ------------

                                $     93,709   $     94,333
                                ============   ============

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                          For Quarter Ended May 5, 2001


(5)      SUPPLEMENTARY CASH FLOW INFORMATION

         The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

         Interest paid (net of interest capitalized) totalled $2,087,000 and $1,263,000 in the thirteen week periods ended May 5, 2001 and April 29, 2000, respectively. The Company received income tax refunds of $2,000,000 in the thirteen week period ended May 5, 2001 and paid income taxes totalling $1,918,000 in the thirteen week period ended April 29, 2000.

(6)      SUBSEQUENT EVENTS

         As of May 18, 2001, the Company and its subsidiaries entered into a Loan and Security Agreement with Fleet Retail Finance, Inc. for a new $150,000,000 secured revolving credit facility. The new financing arrangement is scheduled to close in July, subject to closing conditions. It replaces the $100 million credit line that was due to expire March 2002. The new revolving credit facility will provide for borrowings of up to $120,000,000 subject to a borrowing base limitation, lender reserves and availability reserves. The Company will, at its option, be able to increase the maximum available borrowings under the facility to up to $150,000,000 in the aggregate, subject to the borrowing base limitation, lender reserves and availability reserves. Loans under the facility will bear interest at either or both of two variable interest rate alternatives as chosen by the Company. The rates may increase or decrease after a year based on average loan availability during the previous quarter. The facility will also permit up to $35,000,000 in letters of credit, which decrease the amount available for loans.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                          For Quarter Ended May 5, 2001


         Borrowings under the new facility mature on the fourth anniversary of the closing date. The Company may terminate the facility early upon 90 days notice if it pays a termination fee of $1,500,000, if termination is during the first year, and $750,000 if termination is during the second year. The facility will be subject to a closing fee of $1,500,000, an agent's fee of $100,000 a year, an unused line fee equal to one-half of one percent a year of the excess of the revolving credit ceiling (currently $120,000,000) over the average amount of loans and letters of credit outstanding. Borrowings under the facility will be secured by accounts receivable, inventory, specified real estate, related intangible assets and proceeds thereof of the Company and its subsidiaries. The new facility will include, among other things, covenants restricting capital expenditures, indebtedness, liens, capital stock redemptions and dividend payments. The new Loan and Security Agreement will limit cash dividends to 50.0% of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions.

         Until 60 days after the closing date, Fleet Retail Finance Inc. and one of its affiliates are entitled to modify the structure, terms and/or pricing of the revolving credit if they determine that the change is advisable in order to ensure a successful syndication of the revolving credit or an optimal credit structure for the revolving credit so long as none of the interest rates accruing on the revolving credit increases by more than 0.50% a year. The Company and its subsidiaries have agreed to enter into any amendments to the Loan and Security Agreement to effect the foregoing.


         REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

         Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirteen week period ended May 5, 2001. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                               ARTHUR ANDERSEN LLP



                    Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of May 5, 2001 and the related condensed consolidated statements of earnings and cash flows for the thirteen week period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Jacobson Stores Inc. and subsidiaries as of February 3, 2001 and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated March 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                            /s/  ARTHUR ANDERSEN LLP

Detroit, Michigan
May 18, 2001

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                          For Quarter Ended May 5, 2001

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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED MAY 5, 2001 COMPARED TO THIRTEEN WEEKS ENDED APRIL 29, 2000

         Sales for the quarter ended May 5, 2001, totalled $113,408,000, a decrease of 1.5% from 2000. Comparable store sales also decreased 1.5%.

         The Company's gross profit percentage decreased to 35.5% for the thirteen weeks this year from 36.8% in 2000, reflecting principally higher markdowns.

         Selling, general and administrative expenses, expressed as a percentage of net sales, increased to 31.7 % in the quarter from 31.5% one year ago. The increase is due primarily to planned increases in direct selling payroll, partially offset by reduction in sales promotional expenses, increased finance charge income and lower associate benefit expenses.

         Interest expense, expressed as a percentage of net sales, totalled 2.2% for the current quarter compared to 1.6% for the previous year. The increase is due to an increase in average borrowings and an increase in interest rates paid on the borrowings.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION


                          For Quarter Ended May 5, 2001


         2000 net earnings for the thirteen weeks totalled $1,208,000, or 21 cents per common share, compared to $2,786,000, or 48 cents per common share, last year. As a percent of sales, net earnings were 1.1% in 2001 compared to 2.4% in 2000.

b.       LIQUIDITY AND CAPITAL RESOURCES

         At May 5, 2001, the Company's current ratio was 2.99 to 1 and working capital totalled $102,280,000, including $876,000 of cash and cash equivalents. At February 3, 2001 the current ratio was 2.59 to 1 and working capital totalled $93,825,000, including $1,207,000 of cash and cash equivalents.

         The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs, debt service and expenditures to modernize and refixture existing stores. To support its present and planned working capital requirements, the Company has a $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. The revolving credit facility currently provides for borrowings of up to $80,000,000, subject to a borrowing base limitation and lender reserves. The Company may, at its option, increase the maximum available borrowings under the revolving credit facility to up to $100,000,000 in the aggregate, subject to the borrowing base limitation and lender reserves. As of May 5, 2001 the Company had outstanding borrowings and letters of credit under this facility totalling $78,850,000 and had $1,150,000 of borrowing availability. For the quarter ended May 5, 2001 the daily weighted average interest rate on borrowings under the Revolving Credit Agreement was 7.9%. As of May 18, 2001, the Company and its subsidiaries entered into a Loan and Security Agreement with Fleet Retail Finance, Inc. for a new $150,000,000 secured revolving credit facility. The new financing arrangement is scheduled to close in July, subject to closing conditions. It replaces the $100 million credit line that was due to expire in March 2002. For a description of the new financing arrangement, see Note 6 of Notes to Consolidated Financial Statements in this report.

         The Company's debt obligations that are sensitive to changes in interest rates, scheduled principal maturities, weighted average interest rates associated with those maturities and market value of debt have not changed materially from fiscal year-end except as described in Note 6 of Notes to Consolidated Financial Statements included in this report.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION


                          For Quarter Ended May 5, 2001


c.       CASH FLOWS

         Cash and cash equivalents decreased $331,000 in the thirteen weeks ended May 5, 2001 compared to a increase of $815,000 in the thirteen weeks ended April 29, 2000. Cash flows are impacted by operating, investing and financing activities. In the thirteen weeks this year, cash used in operating activities totalled $4,699,000 compared to $6,564,000 used in 2000.

         Net operating cash outflows in the 2001 quarter resulted primarily from increases in merchandise inventory and paydown of accounts payable and accrued expenses, partially offset by earnings before non-cash charges and the collection of refundable income taxes due to losses in fiscal 2000. Receivables increased this year, compared to a decrease last year, due to increased use of Jacobson's charge card as a result of the Company's cardholder promotion. Net cash outflows in the 2000 quarter reflected seasonal increases in inventory and paydown of accounts payable, partially offset by earnings before non-cash charges and collection of receivables from customers.

         Investing activities used cash of $2,455,000 in the thirteen weeks this year compared to $666,000 used in 2000. Capital expenditures totalled $1,781,000 in the first thirteen weeks of 2001, compared to $466,000 in the comparable 2000 period.

         Financing activities provided cash of $6,823,000 in the thirteen weeks this year compared to $8,045,000 provided last year. In the thirteen weeks in 2001, the Company borrowed $7,756,000 under its revolving credit facility, used $427,000 to purchase 6 3/4% Convertible Subordinated Debentures and used $506,000 to service current maturities of long-term debt. In 2000, the Company borrowed $9,083,000 under its revolving credit facility, used $589,000 to purchase 6 3/4% Convertible Debentures and used $449,000 to service current maturities of long-term debt.

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


                          For Quarter Ended May 5, 2001


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

         In May, 2001, the Company signed a letter of intent to lease an 80,000 square foot store that will anchor a new development called Voice of America Center, a new specialty center to be constructed in northern Cincinnati serving the greater Cincinnati-Dayton Ohio area. The store is targeted to open in the fall of 2002.

         In May, 2001, the Company signed a letter of intent to lease an 80,000 square foot store that will anchor a new development called Legacy Village, an upscale specialty center to be constructed in the Cleveland suburb of Lyndhurst, Ohio. The store is targeted to open in the fall of 2003.

         During the first quarter, the developer of the previously announced project, The Cascades at Isleworth, an upscale specialty center to be constructed in southwest Orlando, Florida, had withdrawn its plans for the development and terminated the lease with the Company for an 80,000 square foot store that was to anchor that development.

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


                          For Quarter Ended May 5, 2001



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's debt obligations that are sensitive to changes in interest rates, scheduled principal maturities, weighted average interest rates associated with those maturities and market value of debt have not changed materially from fiscal year-end, except as described in Note 6 of Notes to Consolidated Financial Statements included in this report.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                           PART II: OTHER INFORMATION


                          For Quarter Ended May 5, 2001


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10 Loan and Security Agreement, dated as of May 18, 2001, among Jacobson Stores Inc., Jacobson Credit Corp., Jacobson Stores Realty Company, and Fleet Retail Finance Inc.

         15       Letter from Independent Public Accountants

    (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during its fiscal quarter ended May 5, 2001.

All exhibits except as set forth above have been omitted as not applicable or not required.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                          For Quarter Ended May 5, 2001



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   JACOBSON STORES INC.
                                           -------------------------------------
                                                      (Registrant)



Date: June 14 , 2001                   BY: /s/ P. Gerald Mills
     ---------                             -------------------------------------
                                           P. GERALD MILLS
                                           Chairman of the Board, President and
                                           Chief Executive Officer



Date: June 14 , 2001                   BY: /s/ Paul W. Gilbert
     ---------                             -------------------------------------
                                           PAUL W. GILBERT
                                           Vice Chairman of the Board
                                           (Principal Financial Officer)

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                INDEX OF EXHIBITS


       EXHIBIT
       NUMBER                 DESCRIPTION
       -------                -----------
         10       Loan and Security Agreement, dated as of May 18, 2001, among
                  Jacobson Stores Inc., Jacobson Credit Corp., Jacobson Stores
                  Realty Company, and Fleet Retail Finance Inc.

         15       Letter from Independent Public Accountants



All exhibits except as set forth above have been omitted as not applicable or not required.