Form 10-Q
period 2001-08-04
JACOBSON STORES INC
filed 2001-09-18
CIK 53025

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended August 4, 2001

                          Commission file number 0-6319


                              JACOBSON STORES INC.
             (Exact name of registrant as specified in its charter)


                    Michigan                             38-0686330
(State or other jurisdiction of incorporation     (IRS Employer Identification
                or organization)                           Number)

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

                          Common Stock ($1 Par Value):
              5,788,209-2/3 Shares outstanding as of August 4, 2001

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                    FORM 10-Q

                        For Quarter Ended August 4, 2001


                                      INDEX


                                                                                                             Page

PART I:       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    .   Consolidated Balance Sheets - August 4, 2001 and
                        February 3, 2001                                                                       1

                    .   Consolidated Statements of Earnings - Thirteen and Twenty-Six
                        Week Periods Ended August 4, 2001 and July 29, 2000                                    2

                    .   Consolidated Statements of Cash Flows -- Twenty-Six Week
                        Periods Ended August 4, 2001 and July 29, 2000                                         3

                    .   Notes to Consolidated Financial Statements                                             4

                    Review by Independent Public Accountants                                                   8

                    Exhibit:

                    .   Report of Independent Public Accountants                                               9

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                       10

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                16

PART II:      OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders                                       17

         Item 6.    Exhibits and Reports on Form 8-K                                                          18

            All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                                                    19

INDEX OF EXHIBITS


               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                              August 4,       February 3,
ASSETS                                                          2001             2001
                                                           -------------    --------------

CURRENT ASSETS:
    Cash and cash equivalents                               $       782      $     1,207
    Receivables from customers, net                              37,827           41,946
    Merchandise inventories                                      83,934          100,078
    Prepaid expenses and other assets                             1,919            1,020
    Refundable income taxes                                       6,829            2,085
    Deferred taxes                                                6,314            6,314
                                                            -----------      -----------

              Total current assets                              137,605          152,650
                                                            -----------      -----------
PROPERTY AND EQUIPMENT, NET                                      94,777           94,333
                                                            -----------      -----------
OTHER ASSETS                                                     22,329           20,291
                                                            -----------      -----------
                                                            $   254,711      $   267,274
                                                            ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                       $     3,241      $     3,844
    Accounts payable                                             24,829           35,288
    Accrued expenses                                             16,052           19,693
                                                            -----------      -----------
              Total current liabilities                          44,122           58,825
                                                            -----------      -----------
LONG-TERM DEBT                                                  142,972          127,686
                                                            -----------      -----------
DEFERRED TAXES                                                    5,544            5,544
                                                            -----------      -----------
OTHER LIABILITIES                                                 3,481            3,563
                                                            -----------      -----------
SHAREHOLDERS' EQUITY:
    Common stock                                                  5,975            5,975
    Paid-in surplus                                               7,201            7,201
    Retained earnings                                            45,815           58,879
    Treasury stock                                                 (399)            (399)
                                                            -----------      ------------
                                                                 58,592           71,656
                                                            -----------      -----------
                                                            $   254,711      $   267,274
                                                            ===========      ===========



        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per share data)
                                  (unaudited)



                                                               Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                               --------------------               ----------------------
                                                             August 4,        July 29,          August 4,        July 29,
                                                               2001             2000               2001            2000
                                                             ---------       ---------         -----------     -----------


NET SALES                                                    $ 87,974        $  93,871        $ 201,382        $ 209,050
                                                            ---------        ---------        ---------        ---------

COSTS AND EXPENSES:
    Cost of merchandise sold, buying and
          occupancy expenses                                   70,131           67,165          143,257          139,955
    Selling, general and administrative
        expenses                                               33,178           31,609           69,083           67,895
    Interest expense, net                                       2,560            1,810            5,079            3,627
    Store closing costs                                         3,755               --            3,755               --
                                                            ---------        ---------        ---------        ---------

           Total costs and expenses                           109,624          100,584          221,174          211,477
                                                            ---------        ---------        ---------        ---------

LOSS BEFORE INCOME
   TAXES                                                      (21,650)          (6,713)         (19,792)          (2,427)

CREDIT FOR INCOME
    TAXES                                                      (7,379)          (2,349)          (6,729)            (849)
                                                            ---------        ---------        ---------        ---------


NET LOSS                                                    $ (14,271)       $  (4,364)       $ (13,063)       $  (1,578)
                                                            =========        =========        =========        =========



LOSS PER COMMON SHARE:
    Basic and diluted                                       $   (2.47)       $   (0.75)       $   (2.26)       $   (0.27)
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

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                        Twenty-Six Weeks Ended
                                                                                   --------------------------------
                                                                                     August 4,          July 29,
                                                                                        2001              2000
                                                                                   -------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $   (13,063)     $    (1,578)
  Store closing costs                                                                     3,755               --
    Adjustments to reconcile net earnings to cash provided by (used in)
    operating activities:
       Depreciation and amortization                                                      4,854            4,289
       Deferred taxes                                                                        --           (2,299)
       Other liabilities                                                                    (83)             (42)

       Change in:
          Receivables from customers, net                                                 4,119            7,049
          Merchandise inventories                                                        16,144            6,334
          Prepaid expenses and other assets                                                (899)             406
          Accounts payable and accrued expenses                                         (14,880)          (9,982)
          Current income taxes                                                           (4,744)          (1,670)
                                                                                    -----------      ------------


                 Net cash provided by (used in) operating activities                     (4,797)           2,507
                                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                                  (8,273)          (4,080)
    Other non-current assets                                                             (2,038)            (610)
                                                                                    ------------      -----------

                 Net cash used in investing activities                                  (10,311)          (4,690)
                                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt                                                          99,606            3,936
    Reduction of long-term debt                                                         (84,923)          (1,656)
                                                                                    ------------     ------------
                 Net cash provided by financing activities                               14,683            2,280
                                                                                    ------------     ------------

 INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                           (425)              97
                                                                                    ------------     ------------

    Cash and cash equivalents, beginning of period                                        1,207              722
                                                                                    ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $       782      $       819
                                                                                    ============      ============


        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                        For Quarter Ended August 4, 2001


         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature. The consolidated balance sheet at February 3, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Because of the nature of the specialty department store business, the results for the twenty-six week periods ended August 4, 2001 and July 29, 2000 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

(1)      STORE CLOSING COSTS

         On June 29, 2001, the Company announced its decision to close its store in Saginaw, Michigan and the store was closed on August 11, 2001. The Company incurred a $3,755,000 pre-tax charge in the second quarter of 2001 which includes a $2,975,000 non-cash charge to state property and equipment at its estimated fair value, and a $780,000 charge for severance and related benefits and other costs to hold the closed facility pending disposition.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                        For Quarter Ended August 4, 2001


   (2)   LOSS PER SHARE

         Basic loss per common share is computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. As the Company incurred a net loss for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000, stock options would be anti-dilutive to earnings per share and have not been included in diluted loss per common share. Loss per common share is calculated as follows:



                                                                       Thirteen  Weeks          Twenty-Six Weeks
                                                                     ---------------------     ---------------------
                                                                     August 4,    July 29,     August 4,    July 29,
         (in thousands, except per share data)                          2001        2000          2001        2000
         -----------------------------------------------------------------------------------------------------------


         Net loss                                                    $(14,271)    $ (4,364)    $(13,063)    $ (1,578)
                                                                     ========     ========     ========     ========

         Weighted average common shares outstanding                     5,788        5,788        5,788        5,788
         Dilutive stock options                                            47           12           15            9
                                                                     --------     --------     ---------    ---------


                 Total                                                  5,835        5,800        5,803        5,797
                                                                     ========     ========     ========     ========

         Loss per common share:
         Basic and diluted                                           $  (2.47)    $  (0.75)    $  (2.26)    $  (0.27)
                                                                     ========     ========     ========     ========



   (3)   CUSTOMER CREDIT AND RECEIVABLES

         Receivables from customers were as follows:

                                                                             August 4,    February 3,
                 (in thousands)                                                 2001         2001
                 --------------------------------------------------------------------------------------

                 Receivables from customers                                 $  38,460      $  42,681
                 Less reserve for doubtful accounts                               633            735
                                                                            ----------    ----------

                                                                            $  37,827      $  41,946
                                                                            ==========    ==========


               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                        For Quarter Ended August 4, 2001


   (4)   MERCHANDISE INVENTORIES

         Merchandise inventories were as follows:


                                                                            August 4,      February 3,
                 (in thousands)                                                2001           2001
                 --------------------------------------------------------------------------------------

                 Inventories at first-in, first out
                     (FIFO) cost                                           $    99,222   $   115,366
                 Less LIFO reserves                                             15,288        15,288
                                                                           -----------   -----------

                                                                           $    83,934   $   100,078
                                                                           ===========   ===========

   (5)   PROPERTY AND EQUIPMENT

         Property and equipment are set forth below:


                                                                            August 4,      February 3,
                 (in thousands)                                                2001           2001
                 ---------------------------------------------------------------------------------------
                 Property and equipment                                    $   205,304    $  200,006
                 Less accumulated depreciation
                     and amortization                                          110,527       105,673
                                                                           -----------   -----------

                                                                           $    94,777    $   94,333
                                                                           ===========   ===========

   (6)   SUPPLEMENTARY CASH FLOW INFORMATION

         The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

         Interest paid (net of interest capitalized) totaled $5,565,000 and $3,448,000 in the twenty-six week periods ended August 4, 2001 and July 29, 2000, respectively. The Company received income tax refunds of $2,000,000 in the twenty-six week period ended August 4, 2001 and paid income taxes totalling $3,130,000 in the twenty-six week period ended July 29, 2000.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                        For Quarter Ended August 4, 2001


   (7)   FINANCING

         As of July 13, 2001, the Company and its subsidiaries entered into an Amended and Restated Loan and Security Agreement with Fleet Retail Finance Inc. for a new $150,000,000 secured revolving credit facility, which closed in July 2001. The new financing arrangement replaces the $100 million credit line that was due to expire in March 2002. The new revolving credit facility provides for borrowings of up to $120,000,000, subject to a borrowing base limitation, lender reserves and availability reserves. The Company, at its option, may increase the maximum available borrowings under the facility to up to $150,000,000 in the aggregate, subject to the borrowing base limitation, lender reserves and availability reserves. Loans under the facility bear interest at either or both of the banks' prime rate plus a 25 to 50 basis point margin (dependent on the excess availability under the facility) or at the Eurodollar rate plus a 250 to 275 basis point margin (dependent on the excess availability under the facility), as chosen by the Company. The margins may decrease to zero (0) basis points on prime-based loans and to 225 basis points on Eurodollar-based loans after the second quarter of fiscal 2002 if average loan availability during the previous quarter is equal to or greater than $60 million. The facility also permits up to $35,000,000 in letters of credit, which decrease the amount available for loans.

         Borrowings under the facility mature on July 18, 2005. The Company may terminate the facility early upon 90 days notice if it pays a termination fee of $1,500,000 if termination is during the first year, and $750,000 if termination is during the second year. The facility was subject to a closing fee of $1,500,000, and is subject to an agent's fee of $100,000 a year, an unused line fee equal to one-half of one percent a year of the excess of the revolving credit ceiling (currently $120,000,000) over the average amount of loans and letters of credit outstanding. Borrowings under the facility are secured by accounts receivable, inventory, specified real estate, related intangible assets and proceeds thereof of the Company and its subsidiaries. The facility includes, among other things, covenants restricting capital expenditures, indebtedness, liens, capital stock redemptions and dividend payments and limits cash dividends to 50.0% of net income for the immediately preceding fiscal year, subject to a maximum of $.50 per outstanding share per year and borrowing availability restrictions.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                        For Quarter Ended August 4, 2001



         REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

         Arthur Andersen LLP, independent public accountants, have performed a limited review of the condensed consolidated financial statements for the thirteen and twenty-six week periods ended August 4, 2001. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                               ARTHUR ANDERSEN LLP



                    Report of Independent Public Accountants




To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of August 4, 2001 and the related condensed consolidated statements of earnings for the thirteen and twenty-six week periods then ended and the related condensed consolidated statements of cash flows for the twenty-six week period then ended. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
August 17, 2001

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                        For Quarter Ended August 4, 2001


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

The Company has stores in twenty-three cities in Michigan, Indiana, Kansas, Kentucky, Ohio and Florida. The principal distribution functions are performed at service centers in Jackson, Michigan and Winter Park, Florida. Functions common to all stores, such as management coordination, merchandising, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED AUGUST 4, 2001 COMPARED TO THIRTEEN WEEKS ENDED JULY 29, 2000

      Sales for the quarter ended August 4, 2001 totaled $87,974,000, a decrease of 6.3% from 2000. Comparable store sales also decreased 6.3%. Lower sales resulted from a sluggish economic environment and the resistance on the part of consumers to spend on higher-priced merchandise. The sales decreases were more pronounced early in the second quarter of 2001.

      The Company's gross profit percentage decreased to 20.3% for the thirteen weeks this year from 28.4% in 2000. The decrease is due to steeper markdowns necessary to clear slow moving inventory and enter the fall-into-holiday season with balanced inventories. The Company reduced merchandise inventories by approximately $19,026,000 during this years' thirteen week period compared to approximately $7,784,000 in 2000.

      Selling, general and administrative expenses, expressed as a percentage of net sales, increased to 37.7 % in the second quarter this year from 33.7% one year ago, primarily due to a lack of leverage as a result of sluggish sales during the period. Increases in direct selling payroll and related benefits and non-recurring expenses were partially offset by increases in finance charge income on the Company's charge card and a decrease in sales promotion expenses. Selling, general and administrative expenses in 2001 included approximately $700,000 of non-recurring

                  JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                        For Quarter Ended August 4, 2001


      expenses related to the hiring of the new President and Chief Executive Officer and the redemption of stock options from the former President and Chief Executive Officer (see Corporate Development) in June 2001. In addition, expenses of $160,000 were incurred in July 2001 to terminate the Company's former revolving credit facility upon completion of the Company's new Amended and Restated Loan and Security Agreement.

      Interest expense, expressed as a percentage of net sales, totaled 2.9% for the second quarter in 2001 compared to 1.9% in 2000. The increase in interest expense is due to higher balances on the revolving credit facility during the second quarter in 2001 primarily as a result of the net operating loss, increase in accounts receivable, reduction in accounts payable balances and capital expenditures.

      The net loss for the thirteen weeks ended August 4, 2001, before store closing costs, totaled $11,793,000, or $2.04 per common share, compared to $4,364,000, or 75 cents per common share, last year. Including store closing costs, the Company had a net loss of $14,271,000, or $2.47 per common share, for the 13 weeks ended August 4, 2001. The 13 week period for 2001 includes a non-recurring charge after tax of $2,478,000, or 43 cents per common share, related to the closing of the Saginaw, Michigan store. As a percent of sales, net loss was 16.2% in 2001 compared to 4.6% in 2000.

b. OPERATING RESULTS: TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 29, 2000

      Sales for the twenty-six weeks ended August 4, 2001 totaled $201,382,000, a decrease of 3.7% from 2000. Comparable store sales also decreased 3.7%. Lower sales resulted from a sluggish economic environment and the resistance on the part of consumers to spend on higher-priced merchandise.

      The Company's gross profit percentage decreased to 28.9% for the first twenty-six weeks of this year from 33.1% in 2000, reflecting principally higher markdowns to reduce inventory levels as the Company prepares for the fall and holiday season. The Company reduced merchandise inventories by $16,144,000 during the 2001 period compared to $6,334,000 in 2000.

      Selling, general and administrative expenses, expressed as a percentage of net sales, increased to 34.3% for the twenty-six weeks this year from 32.5% one year ago, primarily due to a lack of leverage as a result of sluggish sales during the period. Increases in direct selling payroll and related benefits and non-recurring expenses were partially offset by an increase in finance charge income on the Company's charge card and reduced sales promotion expenses. Selling, general and administrative expenses in the twenty-six week period in 2001 include non-recurring expenses of approximately $700,000 related to the hiring of the new President and Chief Executive Officer and the redemption of stock options from the former President and Chief Executive Officer (see Corporate Development) in June 2001. In addition, expenses of $160,000 were incurred in 2001 related to the termination of the former revolving credit facility that was replaced in July 2001 with a new Amended and Restated Loan and Security Agreement.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                        For Quarter Ended August 4, 2001


      Interest expense, expressed as a percentage of sales, totaled 2.5% in 2001 compared to 1.7% for the prior year. The increase in interest expense was the result of higher average borrowings on the Company's revolving credit facility during the second quarter in 2001 primarily as a result of the net operating loss, increase in accounts receivable, reduction in accounts payable balances and capital expenditures.

      The net loss for the twenty-six weeks ended August 4, 2001, before store closing costs, totaled $10,585,000 or $1.83 per common share, compared to $1,578,000, or 27 cents per common share, last year. Including store closing costs, the Company had a net loss of $13,063,000, or $2.26 per common share, for 2001. The results for 2001 include a one-time charge after tax of $2,478,000, or 43 cents per common share, related to the closing of the Saginaw, Michigan store. As a percent of sales, net loss was 6.5% in 2001 compared to 0.8% in 2000.

c.    LIQUIDITY AND CAPITAL RESOURCES

      At August 4, 2001, the Company's current ratio was 3.12 to 1 and working capital totaled $93,483,000, including $782,000 of cash and cash equivalents. At February 3, 2001 the current ratio was 2.59 to 1 and working capital totaled $93,825,000, including $1,207,000 of cash and cash equivalents.

      The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs, debt service and expenditures to construct new stores and modernize and refixture existing stores. To support its present and planned working capital requirements, the Company has a $150,000,000 secured revolving credit facility under an Amended and Restated Loan and Security Agreement with a commercial lender that matures on July 18, 2005. During the second quarter of 2001 the Company finalized this revolving credit facility which currently provides for borrowings of up to $120,000,000, subject to a borrowing base limitation, lender reserves and availability reserves. The Company, at its option, may increase the maximum available borrowings under the revolving credit facility to up to $150,000,000 in the aggregate, subject to the borrowing base limitation, lender reserves and availability reserves. The facility also provides up to $35,000,000 in letters of credit subject to availability. As of August 4, 2001, the Company had outstanding borrowings and letters of credit under this facility totalling $87,238,000 and had $15,207,000 of borrowing availability. For the twenty-six weeks ended August 4, 2001 the daily weighted average interest rate on borrowings under the former Revolving Credit Agreement and the new Amended and Restated Loan and Security Agreement was 7.46%. For a description of the new financing arrangement, see Note 7 of Notes to Consolidated Financial Statements in this report.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                        For Quarter Ended August 4, 2001


      The Company has obtained amendments from two lenders and a waiver of compliance from a third lender, of the minimum net worth covenants contained in various term loan and mortgage agreements between the Company and the lenders. The waivers and amendments were necessary as a result of the charge recorded for the closing of the Company's Saginaw, Michigan store, as previously discussed.

      The Company's debt obligations that are sensitive to changes in interest rates, scheduled principal maturities, weighted average interest rates associated with those maturities and market value of debt have not changed materially from fiscal year-end, except as described in Note 7 of Notes to Consolidated Financial Statements included in this report.

 d.   CASH FLOWS

      Cash and cash equivalents decreased $425,000 in the twenty-six weeks ended August 4, 2001 compared to an increase of $97,000 in the twenty-six weeks ended July 29, 2000. Cash flows are impacted by operating, investing and financing activities. In the twenty-six weeks this year, cash used in operating activities totaled $4,797,000, compared to $2,507,000 provided in 2000. The use of cash was primarily due to a pre-tax loss in the second quarter (before non-cash charges) and a reduction in accounts payable balances compared to last year end, which was partially offset by a reduction in inventory balances. The reduction in inventory and accounts payable is a result of the Company's successful efforts to clear slow moving inventory and reduce receipts in order to enter the holiday season with balanced inventories. Accounts receivable balances increased in 2001 primarily as the result of an increase in usage of the Company's charge card following the introduction of a customer rewards program in late September 2000.

      Investing activities used cash of $10,311,000 in the twenty-six weeks this year compared to $4,690,000 used in 2000. Capital expenditures totaled $8,273,000 in the first twenty-six weeks of 2001, including $4,400,000 for the construction of the Altamonte store and purchase of new point of sale equipment totaling $2,100,000, compared to capital expenditures totaling $4,080,000 in the comparable 2000 period, which included $2,915,000 expended for the Indianapolis renovation in 2000.

      Financing activities provided cash of $14,683,000 in the twenty-six weeks this year compared to $2,280,000 provided last year. In July 2001, the Company borrowed $83,463,000 under its current Amended and Restated Loan and Security Agreement to repay the then outstanding principal balance under its former revolving credit agreement. During 2001 the Company also borrowed an additional $16,143,000 under its existing and prior revolving credit facilities, used $427,000 to purchase 6 3/4% Convertible Subordinated Debentures and used $1,033,000 to service current maturities of long-term debt. In 2000, the Company borrowed $3,936,000 under its revolving credit facility, used $682,000 to purchase 6 3/4% Convertible Debentures and used $974,000 to service current maturities of long-term debt.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                        For Quarter Ended August 4, 2001



      The Company believes that the new revolving credit facility, that was finalized in the second quarter, along with its borrowing capacity, access to financial markets and future cash flows from operations are adequate to fund its operations and debt maturities.

CORPORATE DEVELOPMENT

      In June 2001, the Company hired Carol Williams, replacing Mr. P. Gerald Mills, as its President and Chief Executive Officer. Mr. Mills remains Chairman of the Board of the Company.

      To provide an option to purchase 250,000 of the Company's common shares to Carol Williams, the Company redeemed a fully vested option to purchase 300,000 common shares that was granted to Mr. Mills on October 31, 1996. Mr. Mills was paid a total of $545,455 to redeem the stock option outstanding as of June 25, 2001 and this charge is included in the selling, general and administrative expenses in the second quarter of 2001.

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

      In August 2001, the Company closed its underperforming store in Saginaw, Michigan. The Company incurred a $3,755,000 pre-tax charge in the second quarter of 2001 which includes a $2,975,000 non-cash charge to state property and equipment at its estimated fair value, and $780,000 charge for severance and related benefits and other costs to hold the closed facility pending disposition.

      Subsequent to the close of the quarter covered by this report, in August 2001 construction was completed on a 60,000 square foot anchor location at Renaissance Center, in North Orlando, Florida. The store replaces the Company's nearby Longwood, Florida store which was closed September 1, 2001. The Renaissance Center store was opened to customers on September 6, 2001.

      In December 2000, the company signed a lease for an 80,000 square foot store that will anchor a new development, Legacy Place, an upscale specialty center to be constructed in Palm Beach Gardens, Florida. This store is targeted to open in the fall of 2002 and will replace the Company's nearby North Palm Beach, Florida location.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                        For Quarter Ended August 4, 2001



      In May 2001, the company signed a letter of intent to lease an 80,000 square foot store that will anchor a new development, Voice of America Center, an upscale specialty center to be constructed in northern Cincinnati serving the greater Cincinnati-Dayton Ohio area. This store is targeted to open in the fall of 2002.

      The previously announced lease for a store in The Cascades at Isleworth specialty center in southwest Orlando, Florida has been terminated due to the developer's delay in constructing the center.

      In May 2001, the company signed a letter of intent to lease an 80,000 square foot store that will anchor a new development called Legacy Village, an upscale specialty center to be constructed in the Cleveland suburb of Lyndhurst, Ohio. The store is targeted to open in the fall of 2003.

      Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's capital resources to fund future operations) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the continued support of the Company's trade creditors and factors, the risks inherent in the level of the Company's long-term debt compared to its equity, the need to negotiate further amendments to its debt agreements, the risk of unanticipated operating expenses, general trends in retail clothing apparel purchasing especially during the Christmas season, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION


                        For Quarter Ended August 4, 2001



ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company's debt obligations that are sensitive to changes in interest rates, scheduled principal maturities, weighted average interest rates associated with those maturities and market value of debt have not changed materially from fiscal year-end, except as described in Note 7 of Notes to Consolidated Financial Statements included in this report.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                           PART II: OTHER INFORMATION


                        For Quarter Ended August 4, 2001


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual Meeting of Shareholders of the Company was held on May 24, 2001. At the Annual Meeting, Kathleen McCree Lewis and Michael T. Monahan were elected as Directors to serve until the 2004 Annual Meeting of Shareholders and until their successors are elected and qualified. The following votes were cast for or were withheld from voting with respect to the election of each of the following persons:


                                                           Votes
                                              -----------------------------
                                                                  Authority
                              Name                 For             Withheld
                 ---------------------------  -------------     -----------

                 Kathleen McCree Lewis            5,008,738         453,769
                 Michael T. Monahan               5,006,462         456,045



               There were no abstentions or broker non-votes in connection with the election of the directors at the Annual Meeting.

               In addition, at the Annual Meeting, the shareholders voted to appoint Arthur Andersen LLP, independent public accountants, as auditors for the fiscal year ending February 2, 2002. The following table shows the number of votes for and against the proposal and the number of votes abstaining with respect to the proposal:


                                         For            Against        Abstain
                                         ---            -------        -------

                                     5,450,997            8,498         3,012


               There were no broker non-votes in connection with the appointment of the Company's auditors at the Annual Meeting.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                           PART II: OTHER INFORMATION


                        For Quarter Ended August 4, 2001



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

               10(a) Employment Agreement, dated as of June 25, 2001, between Jacobson Stores Inc. and Carol Williams.

               10(b) Amendment to Employment Agreement, dated as of June 25, 2001 between Jacobson Stores Inc. and P. Gerald Mills.

               10(c) Amended and Restated Loan and Security Agreement, dated as of July 13, 2001, among Jacobson Stores Inc., Jacobson Credit Corp., Jacobson Stores Realty Company and Fleet Retail Finance Inc.

               15        Letter from Independent Public Accountants.


       (b)     Reports on Form 8-K

               The Company did not file any reports on Form 8-K during its fiscal quarter ended August 4, 2001.

All exhibits except as set forth above have been omitted as not applicable or not required.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                        For Quarter Ended August 4, 2001





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                     JACOBSON STORES INC.
                                           -------------------------------------
                                                         (Registrant)



Date:  September 17, 2001              BY: /s/   Paul W. Gilbert
     -------------------------             -------------------------------------
                                           PAUL W. GILBERT
                                           Vice Chairman of the Board
                                           (Principal Financial Officer and Duly
                                            Authorized Officer)

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                INDEX OF EXHIBITS





               10(a) Employment Agreement, dated as of June 25, 2001 between Jacobson Stores Inc. and Carol Williams.

               10(b) Amendment to Employment Agreement, dated as of June 25, 2001 between Jacobson Stores Inc. and P. Gerald Mills.

               10(c) Amended and Restated Loan and Security Agreement, dated as of July 13, 2001, among Jacobson Stores Inc., Jacobson Credit Corp., Jacobson Stores Realty Company and Fleet Retail Finance Inc.

               15        Letter from Independent Public Accountants.




            All exhibits except as set forth above have been omitted as not applicable or not required.