Form 10-Q
period 2001-11-03
JACOBSON STORES INC
filed 2001-12-18
CIK 53025

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended November 3, 2001

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

                          Common Stock ($1 Par Value):
             5,788,209-2/3 Shares outstanding as of November 3, 2001

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                    FORM 10-Q

                       For Quarter Ended November 3, 2001


                                      INDEX

                                                                                                             Page
PART I:       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    .   Consolidated Balance Sheets - November 3, 2001 and
                        February 3, 2001                                                                       1

                    .   Consolidated Statements of Earnings - Thirteen and Thirty-Nine
                        Week Periods Ended November 3, 2001 and October 28, 2000                               2

                    .   Consolidated Statements of Cash Flows - Thirty-Nine Week
                        Periods Ended November 3, 2001 and October 28, 2000                                    3

                    .   Notes to Consolidated Financial Statements                                             4

                    Review by Independent Public Accountants                                                  10

                    Exhibit:

                    .   Report of Independent Public Accountants                                              11

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                       12

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                20

PART II:      OTHER INFORMATION

         Item 3.    Defaults Upon Senior Securities                                                           21

         Item 6.    Exhibits and Reports on Form 8-K                                                          21

         All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                                                    22

INDEX OF EXHIBITS

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                           November 3,               February 3,
ASSETS                                                        2001                       2001
                                                         -------------              ------------
CURRENT ASSETS:
    Cash and cash equivalents                            $     737                   $   1,207
    Receivables from customers, net                         44,073                      41,946
    Merchandise inventories                                 98,126                     100,078
    Prepaid expenses and other assets                        1,951                       1,020
    Refundable income taxes                                  3,700                       2,085
    Deferred taxes, net                                       --                         6,314
                                                         ---------                   ---------

              Total current assets                         148,587                     152,650
                                                         ---------                   ---------
PROPERTY AND EQUIPMENT, NET                                 98,980                      94,333
                                                         ---------                   ---------
OTHER ASSETS                                                22,638                      20,291
                                                         ---------                   ---------
                                                         $ 270,205                   $ 267,274
                                                         =========                   =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                    $ 161,467                   $   3,844
    Accounts payable                                        35,074                      35,288
    Accrued expenses                                        17,040                      19,693
                                                         ---------                   ---------
              Total current liabilities                    213,581                      58,825
                                                         ---------                   ---------
LONG-TERM DEBT                                               8,465                     127,686
                                                         ---------                   ---------
DEFERRED TAXES                                                --                         5,544
                                                         ---------                   ---------
OTHER LIABILITIES                                            3,452                       3,563
                                                         ---------                   ---------
SHAREHOLDERS' EQUITY:
    Common stock                                             5,975                       5,975
    Paid-in surplus                                          7,201                       7,201
    Retained earnings                                       31,930                      58,879
    Treasury stock                                            (399)                       (399)
                                                         ---------                   ---------
                                                            44,707                      71,656
                                                         ---------                   ---------
                                                         $ 270,205                   $ 267,274
                                                         =========                   =========

        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per share data)
                                   (unaudited)



                                                    Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                 ----------------------------          -----------------------------
                                                 November 3,        October 28,        November 3,       October 28,
                                                    2001               2000               2001               2000
                                                 ---------          ---------          ---------          ---------
NET SALES                                        $  86,196          $  96,598          $ 287,578          $ 305,648
                                                 ---------          ---------          ---------          ---------

COSTS AND EXPENSES:
    Cost of merchandise sold, buying and
         occupancy expenses                         57,973             63,261            201,230            203,216
    Selling, general and administrative
         expense                                    34,221             35,168            103,304            103,063
    Interest expense                                 2,520              1,920              7,599              5,547
    Store closing costs                                795               --                4,550               --
    Restructuring costs                                675               --                  675               --
                                                 ---------          ---------          ---------          ---------

              Total costs and expenses              96,184            100,349            317,358            311,826
                                                 ---------          ---------          ---------          ---------

LOSS BEFORE INCOME TAXES                            (9,988)            (3,751)           (29,780)            (6,178)

PROVISION (CREDIT) FOR INCOME TAXES,
     net of valuation allowance for
     deferred taxes                                  3,898             (1,313)            (2,831)            (2,162)
                                                 ---------          ---------          ---------          ---------

NET LOSS                                         $ (13,886)         $  (2,438)         $ (26,949)         $  (4,016)
                                                 =========          =========          =========          =========


LOSS PER COMMON SHARE:
    Basic and diluted                            $   (2.40)         $   (0.42)         $   (4.66)         $   (0.69)
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

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Thirty-Nine Weeks Ended
                                                                      --------------------------------
                                                                      November 3,           October 28,
                                                                          2001                 2000
                                                                      ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $ (26,949)            $  (4,016)
    Store closing costs                                                   4,550                  --
    Adjustments to reconcile net loss to cash
    used in operating activities:
       Depreciation and amortization                                      7,283                 6,434
       Deferred taxes                                                       770                (4,209)
       Other liabilities                                                   (111)                  (61)

       Change in:
          Receivables from customers, net                                (2,127)                  238
          Merchandise inventories                                         1,952               (23,819)
          Prepaid expenses and other assets                                (931)                  393
          Accounts payable and accrued expenses                          (4,222)                2,906
          Current income taxes                                           (1,615)               (1,670)
                                                                      ---------             ---------

                 Net cash (used in) operating activities                (21,400)              (23,804)
                                                                      ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                 (15,125)               (9,881)
    Other non-current assets                                             (2,347)               (1,113)
                                                                      ---------             ---------

                 Net cash (used in) investing activities                (17,472)              (10,994)
                                                                      ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to long-term debt                                         125,190                37,611
    Reduction of long-term debt                                         (86,788)               (2,592)
                                                                      ---------             ---------

                 Net cash provided by financing activities               38,402                35,019
                                                                      ---------             ---------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                (470)                  221
                                                                      ---------             ---------

    Cash and cash equivalents, beginning of period                        1,207                   722
                                                                      ---------             ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $     737             $     943
                                                                      =========             =========


        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                       For Quarter Ended November 3, 2001

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature, except for the reclassification of long-term indebtedness as a current liability as described in Note 8 and except for the reserve for deferred taxes as described in Note 7.

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

         Because of the nature of the specialty department store business, the results for the thirty-nine week periods ended November 3, 2001 and October 28, 2000 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

(1)      STORE CLOSING AND RESTRUCTURING COSTS

         On August 11, 2001, the Company closed its store in Saginaw, Michigan and incurred a $3,755,000 pre-tax charge in the second quarter of 2001, which included a $2,975,000 non-cash charge to write-off the value of the property and equipment (which is its estimated fair value), and a $780,000 charge for severance and related benefits and other costs to hold the closed facility pending disposition. Approximately $324,000 was charged to the reserve during the third quarter. As of November 3, 2001, the balance of the reserve totaled $456,000.

         On September 6, 2001, the Company opened a new store in Altamonte Springs, Florida. This new store replaces the Longwood, Florida store that the Company operated since 1963. The Company incurred a $795,000 pre-tax charge in the third quarter of 2001, which includes a $220,000 non-cash charge to write-off the value of leasehold improvements associated with the closed store and a $575,000 lease termination charge.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                       For Quarter Ended November 3, 2001



(1)      STORE CLOSING AND RESTRUCTURING COSTS


         In October 2001, the Company incurred approximately $675,000 of non-recurring expenses related to an organizational restructuring that eliminated approximately 225 positions company-wide, principally in the buying, logistics and store support functions. Approximately $96,000 was charged to the reserve during the quarter. As of November 3, 2001 the balance of the reserve totaled $579,000.



   (2)   LOSS PER SHARE

         Basic loss per common share is computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. As the Company incurred a net loss for the thirteen and thirty-nine weeks ended November 3, 2001, stock options would be anti-dilutive to earnings per share and have not been included in diluted loss per common share. Loss per common share is calculated as follows:

                                                              Thirteen  Weeks                 Thirty-Nine Weeks
                                                         -------------------------      -----------------------------
                                                         November 3,    October 28,     November 3,     October 30,
         (in thousands, except per share data)              2001           2000             2001           2000
         ------------------------------------------------------------------------------------------------------------
         Net loss                                         $(13,886)     $ (2,438)       $ (26,949)      $ (4,016)
                                                          ========      ========        =========       ========

         Weighted average common
              shares outstanding                             5,788         5,788            5,788          5,788
         Dilutive stock options                                  -             -                -              2
                                                          --------      --------        ---------       --------

         Total                                               5,788         5,788            5,788          5,790
                                                          ========      ========        =========       ========

         Loss per common share:
         Basic and diluted                                $  (2.40)     $   (.42)       $   (4.66)      $   (.69)
                                                          ========      ========        =========       ========

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                       For Quarter Ended November 3, 2001



   (3)   CUSTOMER CREDIT AND RECEIVABLES

         Receivables from customers were as follows:

                                                                       November 3,         February 3,
                 (in thousands)                                            2001              2001
                 --------------------------------------------------------------------------------------
                 Receivables from customers                            $    44,741        $    42,681
                 Less reserve for doubtful accounts                            668                735
                                                                       -----------        -----------

                                                                       $    44,073        $    41,946
                                                                       ===========        ===========


   (4)   MERCHANDISE INVENTORIES

         Merchandise inventories were as follows:

                                                                       November 3,        February 3,
                 (in thousands)                                           2001                 2001
                 ---------------------------------------------------------------------------------------
                 Inventories at first-in, first out
                     (FIFO) cost                                       $   113,414        $   115,366
                 Less LIFO reserves                                         15,288             15,288
                                                                       -----------        -----------

                                                                       $    98,126        $   100,078
                                                                       ===========        ===========

   (5)   PROPERTY AND EQUIPMENT

         Property and equipment are set forth below:

                                                                        November 3,        February 3,
                 (in thousands)                                           2001               2001
                 ------------------------------------------------------------------------------------
                 Property and equipment                                $   211,213        $   200,006
                 Less accumulated depreciation
                     and amortization                                      112,233            105,673
                                                                       -----------        -----------

                                                                       $    98,980        $    94,333
                                                                       ===========        ===========

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                       For Quarter Ended November 3, 2001



(6)      SUPPLEMENTARY CASH FLOW INFORMATION

         The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

         Interest paid (net of interest capitalized) totaled $7,007,000 and $4,607,000 in the thirty-nine week periods ended November 3, 2001 and October 28, 2000, respectively. The Company received income tax refunds of $2,000,000 in the thirty-nine week period ended November 3, 2001 and paid income taxes totaling $3,750,000 in the thirty-nine week period ended October 28, 2000.


(7)      INCOME TAXES

         The Company's estimated annual effective income tax rate for 2001 was applied to the loss before income taxes for the thirteen and thirty-nine weeks ended November 3, 2001 to compute the income tax benefit. The income tax benefit is included in refundable taxes to the extent that the Company will realize this benefit through net operating loss carrybacks to prior tax returns.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will be realized. Based on a number of factors, including the significant effect of the tragedies of September 11, the difficulties of the economic slowdown, and management's current financial forecasts, a valuation allowance for its deferred taxes was recorded during the quarter ended November 3, 2001, resulting in a non-cash charge of $7,294,000 which consists of $3,898,000 to record a valuation allowance on previously recorded deferred taxes and $3,396,000 for deferred taxes that would have otherwise been recorded in the current periods, due to the uncertainty in realizing these benefits in future periods. As discussed in Note 8, management is in the process of taking several actions to improve its liquidity, operating results and its ability to realize the deferred tax assets. Management will continue to assess the future realization of its deferred tax assets and accordingly, the recorded allowance will be subject to further adjustment in future periods.

(8)      FINANCING

         As of July 13, 2001, the Company and its subsidiaries entered into an Amended and Restated Loan and Security Agreement with Fleet Retail Finance, Inc. for a $150,000,000 secured revolving credit facility. The financing arrangement replaces the $100 million credit line that was due to expire in March 2002. The revolving credit facility provides for borrowings of up to $130,000,000, subject to a borrowing base limitation, lender reserves and availability reserves. The Company, at its option, may increase the maximum available borrowings under the facility to up to $150,000,000 in the aggregate, subject to the borrowing base limitation, lender reserves

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                       For Quarter Ended November 3, 2001


(8)      FINANCING  (Cont.)

         and availability reserves. Loans under the facility bear interest at either or both of the banks' prime rate plus a 25 to 50 basis point margin (dependent on the excess availability under the facility) or at the Eurodollar rate plus a 250 to 275 basis point margin (dependent on the excess availability under the facility), as chosen by the Company. The margins may decrease to zero (0) basis points on prime-based loans and to 225 basis points on Eurodollar-based loans after the second quarter of fiscal 2002 if average loan availability during the previous quarter is equal to or greater than $60 million. The facility also permits up to $35,000,000 in letters of credit, which decrease the amount available for borrowings.

         Borrowings under the facility mature on July 18, 2005. The Company may terminate the facility early upon 90 days notice if it pays a termination fee of $1,500,000 if termination is during the first year, and $750,000 if termination is during the second year. The facility was subject to a closing fee of $1,500,000, and is subject to an agent's fee of $100,000 a year, an unused line fee equal to one-half of one percent a year of the excess of the revolving credit ceiling (currently $130,000,000) over the average amount of loans and letters of credit outstanding. Borrowings under the facility are secured by accounts receivable, inventory, specified real estate, related intangible assets and proceeds thereof of the Company and its subsidiaries. The facility includes, among other things, covenants restricting capital expenditures, indebtedness, liens, capital stock redemptions and dividend payments and limits cash dividends to 50.0% of net income for the immediately preceding fiscal year, subject to a maximum of $0.50 per outstanding share per year and borrowing availability restrictions.

         As of November 3, 2001 the Company was not in compliance with financial covenants in 5 mortgage loans with 3 lenders covering $23,621,000 in principal amount of debt. The Company is negotiating with these lenders to amend the financial covenants or obtain waivers of the November 3, 2001 defaults, although it has not obtained any such amendments or waivers and cannot be sure it will be successful in obtaining them. If the Company fails to obtain these amendments or waivers, the lenders could require immediate payment of this indebtedness, requiring the Company to refinance this indebtedness, and the Company could be in default under cross-default provisions of its $150,000,000 secured revolving credit facility.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                       For Quarter Ended November 3, 2001



(8)      FINANCING (Cont.)

         In addition, the Company elected not to make $226,000 in sinking fund payments and $823,000 in interest payments that were due on December 15, 2001 under its 6-3/4% Convertible Subordinated Debentures. If this election continues for 30 days, the Company will be in default under the related indenture, allowing the trustee to require immediate payment of the $25,200,000 principal balance of such debentures and accrued interest. If the trustee requires immediate payment, the Company could be in default under cross-default provisions of its $150,000,000 secured revolving credit facility.

         As a result of these defaults, the Company's balance sheet reflects the reclassification of approximately $158,900,000 of long-term indebtedness as a current liability.

         The Company is exploring various alternatives to raise the capital necessary to repay mortgages and other indebtedness that mature and to provide working capital needs in the next year, including selling and leasing back store locations, closing under-performing stores and selling the related real estate and negotiating increased borrowing availability under the Company's secured revolving credit facility. The Company might not be able to complete any of these alternatives or might complete them on terms less favorable to the Company than the loans currently in place or at a significant cost to the Company. If the Company fails to raise through operations, real estate transactions or additional borrowings, the capital necessary to repay its maturing indebtedness and any accelerated indebtedness and to satisfy its working capital needs or if the Company fails to obtain waivers of its defaults under its indebtedness or adequate amendments to its indebtedness, it would have a material adverse affect on the Company's operations and liquidity and could require the Company to reorganize, sell or discontinue all or part of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                       For Quarter Ended November 3, 2001


         REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

         Arthur Andersen LLP, independent public accountants, has performed a limited review of the condensed consolidated financial statements for the thirteen and thirty-nine week periods ended November 3, 2001. Since they did not perform an audit, they express no opinion on the financial statements referred to above.

                               ARTHUR ANDERSEN LLP



                    Report of Independent Public Accountants


To Jacobson Stores Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of November 3, 2001 and the related condensed consolidated statements of earnings for the thirteen and thirty-nine week periods then ended and the related condensed consolidated statements of cash flows for the thirty-nine week period then ended. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8, as a result of the Company's declining sales volumes, operating losses, loan covenant violations and the uncertainty as to whether the Company will be able to raise sufficient capital to repay the scheduled or accelerated maturities of its indebtedness, the Company may be unable to continue as a going concern. Managements plans with respect to these matters are also described in Note 8. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Detroit, Michigan
December 18, 2001

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                       For Quarter Ended November 3, 2001


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

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 28, 2000

         Sales for the quarter ended November 3, 2001, totaled $86,196,000, a decrease of 10.8% from 2000. Comparable store sales decreased 8.5%. The sales during the third quarter were significantly affected by the tragedies of September 11 and the difficulties of the economic slowdown throughout the retail industry. These factors resulted in a decrease in customer traffic in the stores.

         The Company's gross profit percentage decreased to 32.7% for the thirteen weeks this year from 34.5% in 2000, reflecting principally the effect of fixed buying and tenancy costs on lower sales and to higher markdowns. The LIFO provision was estimated at zero for 2001 and 2000.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION

                       For Quarter Ended November 3, 2001



         Selling, general and administrative expenses were 39.7% of sales for the current quarter compared to 36.4% of sales last year. The increase as a percentage of sales is primarily due to the inability to reduce operating expenses commensurate with the sales decline. The dollar decrease in expenses for the current quarter reflects the impact of the closing of the Saginaw store in August 2001 and an increase in finance charge income on the Company's proprietary credit card, partially offset by store pre-opening expenses related to the opening of the Altamonte Springs store during September 2001.

         Interest expense, expressed as a percentage of sales, increased to 2.9% for the quarter from 2.0% one year ago, primarily due to higher revolving credit borrowings, partially offset by lower borrowing rates. The increase in borrowings is due primarily to the net operating loss, reduction of trade payable balances, higher receivable balances resulting from the Company's proprietary charge card rewards programs and capital expenditures for the Altamonte Springs store and the purchase of new point of sale equipment for the Company's 23 stores.

         In September 2001, the Company opened a new store in Altamonte Springs, Florida. This new store replaces the Longwood, Florida store that the Company operated since 1975. The Company incurred a non-recurring charge of $795,000, which includes a $220,000 non-cash charge to write-off the value of leasehold improvements associated with the closed store and a $575,000 lease termination charge.

         In October 2001, the Company incurred approximately $675,000 of non-recurring expenses related to an organizational restructuring that eliminated approximately 225 positions company-wide, principally in the buying, logistics and store support functions. The Company paid
         $96,000 of these expenses in the third quarter.

         During the third quarter, the Company incurred a non-recurring charge of $7,294,000 which consists of $3,898,000 to record a valuation allowance on previously recorded deferred taxes and $3,396,000 for deferred taxes that would otherwise have been recorded in the current period, due to the uncertainty in realizing these benefits in future periods.

         The net loss for the thirteen weeks ended November 3, 2001, before non-recurring items, totaled $5,622,000, or 97 cents per common share, compared to $2,438,000, or 42 cents per common share, last year. Including non-recurring items, the Company had a net loss of $13,886,000, or $2.40 per common share, for the 13 weeks ended November 3, 2001. As a percent of sales, net loss totaled 16.1% in 2001 compared to 2.5% in 2000.

b. OPERATING RESULTS: THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000

         Sales for the thirty-nine weeks ended November 3, 2001 totaled $287,578,000, a decrease of 5.9% from 2000. Comparable store sales decreased 5.6% for the same period. The sales for the current year to date were significantly affected by the tragedies of September 11 and the difficulties of the economic slowdown throughout the retail industry. These factors resulted in a decrease in customer traffic in the stores.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                       For Quarter Ended November 3, 2001



         The Company's gross profit percentage decreased to 30.0% for the thirty-nine weeks this year from 33.5% in 2000, reflecting principally higher markdowns as well as the effect of lower sales on fixed buying and tenancy costs. The 2001 and 2000 annual LIFO provisions were estimated at zero.

         Selling, general and administrative expenses, expressed as a percentage of sales, increased to 35.9% for the thirty-nine weeks this year from 33.7% one year ago, primarily due to the inability to reduce operating expenses commensurate with the sales decline. Increases in direct selling payroll and related benefits were partially offset by an increase in finance charge income on the Company's proprietary credit card and reduced sales promotion expenses. In addition, selling, general and administrative expenses in the thirty-nine week period in 2001 include non-recurring charges of approximately $700,000 related to the hiring of the new President and Chief Executive Officer and the redemption of stock options from the former President and Chief Executive Officer (see Corporate Development) in June 2001. In addition, expenses of $160,000 were incurred in 2001 related to the termination of the former revolving credit facility that was replaced in July 2001 with a new Amended and Restated Loan and Security Agreement.

         Interest expense, expressed as a percentage of sales, increased to 2.6% from 1.8% in 2000, primarily due to higher revolving credit borrowings, partially offset by lower borrowing rates. The increase in credit borrowings is due primarily to the net operating loss, reduction in trade payable balances, higher receivable balances resulting from the Company's proprietary credit and rewards program, and capital expenditures for the Altamonte Springs store and the purchase of new point of sale equipment for the Company's 23 stores.

         In August, 2001, the Company closed its store in Saginaw, Michigan and incurred a non-recurring charge of $3,755,000 in the second quarter of 2001, which included a $2,975,000 non-cash charge to write-off the value of the property and equipment (which is its estimated fair value), and a $780,000 charge for severance and related benefits and other costs to hold the closed facility pending disposition. The Company paid $324,000 of these expenses in the third quarter.

         In September 2001, the Company opened a new store in Altamonte Springs, Florida. This new store replaces the Longwood, Florida store that the Company operated since 1963. The Company incurred a non-recurring charge of $795,000, which includes a $220,000 non-cash charge to write-off the value of leasehold improvements associated with the closed store and a $575,000 lease termination charge.

         In October 2001, the Company also incurred approximately $675,000 of non-recurring expenses related to an organizational restructuring that eliminated approximately 225 positions company-wide, principally in the buying, logistics and store support functions.

         During the third quarter, the Company incurred a non-recurring charge of $7,294,000 which consists of $3,898,000 to record a valuation allowance on previously recorded deferred taxes and $3,396,000 for deferred taxes that would have otherwise been recorded in the current period, due to the uncertainty in realizing these benefits in future periods.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                       For Quarter Ended November 3, 2001


         The net loss for the thirty-nine weeks ended November 3, 2001, before non-recurring items, totaled $16,207,000, or $2.80 per common share, compared to $4,016,000, or 69 cents per common share, last year. Including non-recurring items, the Company had a net loss of $26,949,000, or $4.66 per common share, for 2001. As a percent of sales, net loss was 9.4% in 2001 compared to 1.3% in 2000.

c.       LIQUIDITY AND CAPITAL RESOURCES

         At November 3, 2001, the Company's current ratio was .70 to 1 and the working capital deficit, totaled $64,994,000, including $737,000 of cash and cash equivalents. This reflects the reclassification of mortgage indebtedness totaling $21,745,000, Convertible Subordinated Debentures totaling $24,150,000 and the amount due under the revolving credit facility of $113,036,000 as currently payable as described below. At February 3, 2001, the current ratio was 2.59 to 1 and working capital totaled $93,825,000, including $1,207,000 of cash and cash equivalents.

         The Company utilizes cash flows from operations and revolving credit line borrowings to fund its seasonal working capital needs, debt service and expenditures to construct new stores and modernize and refixture existing stores. To support its present and planned working capital requirements, the Company has a $150,000,000 secured revolving credit facility under an Amended and Restated Loan and Security Agreement with a commercial lender that matures on July 18, 2005. During the second quarter of 2001 the Company finalized this revolving credit facility which currently provides for borrowings of up to $130,000,000, subject to a borrowing base limitation, lender reserves and availability reserves. The Company, at its option, may increase the maximum available borrowings under the revolving credit facility to up to $150,000,000 in the aggregate, subject to the borrowing base limitation, lender reserves and the 10% minimum availability reserves, which currently reduces the amount available for borrowing to $117,000,000. The facility also provides up to $35,000,000 in letters of credit subject to availability. As of November 3, 2001, the Company had outstanding borrowings and letters of credit under this facility totaling $113,036,000 and had $3,964,000 of borrowing availability. For the thirty-nine weeks ended November 3, 2001 the daily weighted average interest rate on borrowings under the former Revolving Credit Agreement and the Amended and Restated Loan and Security Agreement was 7.01%. For a description of the financing arrangement, see Note 8 of Notes to Consolidated Financial Statements in this report.

         As of November 3, 2001 the Company was not in compliance with financial covenants in 5 mortgage loans with 3 lenders covering $23,621,000 in principal amount of debt. The Company is negotiating with these lenders to amend the financial covenants or to obtain waivers of the November 3, 2001 defaults, although it has not obtained any such amendments or waivers and cannot be sure it will be successful in obtaining them. If the Company fails to obtain these amendments or waivers, the lenders could require immediate payment of this indebtedness, requiring the Company to refinance this indebtedness, and the Company could be in default under cross-default provisions of its $150,000,000 secured revolving credit facility.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                       For Quarter Ended November 3, 2001



         In addition, the Company elected not to make $226,000 in sinking fund payments and $823,000 in interest payments that were due on December 15, 2001 under its 6-3/4% Convertible Subordinated Debentures. If this election continues for 30 days, the Company will be in default under the related indenture, allowing the trustee to require immediate payment of the $25,200,000 principal balance of such debentures and accrued interest. If the trustee requires immediate payment, the Company could be in default under cross-default provisions of its $150,000,000 secured revolving credit facility.

         As a result of these defaults, the Company's balance sheet reflects the reclassification of approximately $158,900,000 of long-term indebtedness as a current liability.

         The Company is exploring various alternatives to raise the capital necessary to repay mortgages and other indebtedness that mature and to provide working capital needs in the next year, including selling and leasing back store locations, closing under performing stores and selling the related real estate and negotiating increased borrowing availability under the Company's secured revolving credit facility. The Company does not believe it will be able to complete any of these alternatives in sufficient time to meet its cash needs, or might complete them on terms less favorable to the Company than the loans currently in place or at a significant cost to the Company If the Company fails to raise through operations, real estate transactions or additional borrowings, the capital necessary to repay its maturing indebtedness and any accelerated indebtedness or if the Company fails to obtain waivers of its defaults under its indebtedness or adequate amendments to its indebtedness, it would have a material adverse affect on the Company's operations and liquidity and could require the Company to reorganize, sell or discontinue all or part of its operations.

         The Company's debt obligations that are sensitive to changes in interest rates, scheduled principal maturities, weighted average interest rates associated with those maturities and market value of debt have not changed materially from fiscal year-end, except as described above or in Note 8 of Notes to Consolidated Financial Statements in this report.


d.       CASH FLOWS

         Cash and cash equivalents decreased $470,000 in the thirty-nine weeks ended November 3, 2001, compared to a increase of $221,000 in the thirty-nine weeks ended November 3, 2001. Cash flows are impacted by operating, investing and financing activities. In the thirty-nine weeks this year, cash used in operating activities totaled $21,400,000, compared to $23,804,000 in 2000.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                       For Quarter Ended November 3, 2001



         Net operating cash outflows in 2001 resulted primarily from (1) the net loss of the Company, before non-cash charges, (2) payments of accounts payable and accrued expenses principally as a result of planned reductions in inventories and merchandise receipts consistent with the lower level of sales and as a result of closing the Saginaw store and
         (3) increased receivable balances, primarily due to increased use of Jacobson's proprietary charge card following the introduction of a customer rewards program in September 2000.

         Investing activities used cash of $17,472,000 in the thirty-nine weeks this year compared to $10,994,000 used in 2000. Capital expenditures totaled $15,125,000 in the first thirty-nine weeks of 2001, including approximately $5,820,000 for the construction of the Altamonte store and purchase of new point of sale equipment for the Company's 23 stores totaling $7,175,000, compared to capital expenditures totaling $9,881,000 in the comparable period in 2000, including $5,700,000 expended for the Indianapolis renovation and $2,500,000 for the new store at Meridian Mall.

         Financing activities provided cash of $38,402,000 in the thirty-nine weeks this year compared to $35,019,000 provided last year. In July 2001 the Company borrowed $83,463,000 under its current Amended and Restated Loan and Security Agreement to repay the then outstanding principle balance under its former revolving credit agreement. During 2001 the Company also borrowed an additional $41,727,000 under its existing and prior revolving credit facilities and used $1,203,000 to purchase 6 3/4% Convertible Subordinated Debentures and used $2,122,000 to service current maturities of long-term debt. In 2000, the Company borrowed $37,611,000 under its revolving credit facility, used $913,000 to purchase 6 3/4% Convertible Subordinated Debentures and used $1,679,000 to service current maturities of long-term debt.

         As described in "Liquidity and Capital Resources", the Company does not believe its present cash flows from operations, along with its borrowing capacity and access to financial markets, will be adequate to fund its operations and debt maturities and additional transactions will be needed to provide funding.

e.       CORPORATE DEVELOPMENT

         In June 2001, the Company hired Carol Williams, replacing Mr. P. Gerald Mills, as its President and Chief Executive Officer. Mr. Mills remains Chairman of the Board of the Company.

         To provide an option to purchase 250,000 of the Company's common shares to Carol Williams, the Company redeemed a fully vested option to purchase 300,000 common shares that was granted to Mr. Mills on October 31, 1996. Mr. Mills was paid a total of $545,455 to redeem the stock option outstanding as of June 25, 2001 and this charge is included in the selling, general and administrative expenses for the year.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                       For Quarter Ended November 3, 2001


         In December 2000, the company signed a lease for an 80,000 square foot store that will anchor a new development, Legacy Place, an upscale specialty center to be constructed in Palm Beach Gardens, Florida. This store is targeted to open in the fall of 2002 and will replace the Company's nearby North Palm Beach, Florida location.

         In May 2001, the company signed a letter of intent to lease an 80,000 square foot store in a new development, Voice of America Center, an upscale specialty center that was to be constructed in northern Cincinnati serving the greater Cincinnati-Dayton Ohio area. The developer of the center did not meet the preconditions specified by the Company for continuing this development and this development has been terminated.

         In May 2001, the company signed a letter of intent to lease an 80,000 square foot store in a new development called Legacy Village, an upscale specialty center to be constructed in the Cleveland suburb of Lyndhurst, Ohio. The store is targeted to open in the fall of 2003.

         In August 2001, the Company closed its underperforming store in Saginaw, Michigan. The Company incurred a $3,755,000 pre-tax charge in the second quarter of 2001 which included a $2,975,000 non-cash charge to write-off its property and equipment which approximates its estimated fair value, and $780,000 charge for severance and related benefits and other costs to hold the closed facility pending future disposition. Approximately $324,000 was charged to the reserve during the year. As of November 3, 2001, the balance of the reserve totaled $456,000.

         In September 2001, the Company opened a 60,000 square foot anchor location at Renaissance Center, in Altamonte Springs, Florida. The store replaced the Company's nearby Longwood, Florida store.

         The previously announced lease for a store in The Cascades at Isleworth specialty center in southwest Orlando, Florida has been terminated due to the developer's delay in constructing the center.

         The Company reviews the performance of its under performing stores from time to time to determine whether it would be in the Company's best interest to close any of these stores. Store closings could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

                       For Quarter Ended November 3, 2001



         Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's capital resources to fund future operations) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the continued support of the Company's trade creditors and factors, the risks inherent in the level of the Company's long-term debt compared to its equity, the need to negotiate further amendments to its debt agreements, the need to raise additional capital to repay maturing and accelerated indebtedness, the risk of unanticipated operating expenses, customer demand and general trends in retail clothing apparel purchasing, especially during the Christmas season, related inventory risks, fluctuations in store appeal, and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION


                       For Quarter Ended November 3, 2001





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's debt obligations that are sensitive to changes in interest rates, scheduled principal maturities, weighted average interest rates associated with those maturities and market value of debt have not changed materially from fiscal year-end, except as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or in Note 8 of Notes to Consolidated Financial Statements included in this report.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                           PART II: OTHER INFORMATION


                       For Quarter Ended November 3, 2001



ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

For a description of potential defaults in the payment of interest and a sinking fund requirement and other defaults with respect to indebtedness of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part I of this report.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

               15        Letter from Independent Public Accountants



       (b)     Reports on Form 8-K

               The Company did not file any reports on Form 8-K during its fiscal quarter ended November 3, 2001.

All exhibits except as set forth above have been omitted as not applicable or not required.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                       For Quarter Ended November 3, 2001





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                                      JACOBSON STORES INC.
                                               ---------------------------------
                                                         (Registrant)



Date:       December 18  ,   2001     BY:      /s/  Carol L. Williams
         ----------------                      ---------------------------------
                                               Carol L. Williams
                                               President and
                                               Chief Executive Officer
                                               (Duly Authorized Officer)


Date:       December 18  ,   2001     BY:      /s/  Paul W. Gilbert
         ----------------                      ---------------------------------
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