Form 10-K
period 2002-02-02
JACOBSON STORES INC
filed 2002-05-02
CIK 53025

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      FEBRUARY 2, 2002

Commission File No.                 0-6319

                              JACOBSON STORES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MICHIGAN                                    38-0686330
      (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 3333 SARGENT ROAD, JACKSON, MICHIGAN 49201-8847
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

                          $784,000 AS OF MARCH 22, 2002

(THE PERSONS CONSIDERED AFFILIATES FOR THE PURPOSE OF THE FOREGOING COMPUTATION ARE IDENTIFIED ON PAGE 29 OF THIS REPORT.)

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           COMMON STOCK, $1 PAR VALUE: 5,788,209 2/3 SHARES OUTSTANDING
                              AS OF MARCH 22, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

LIST HEREUNDER THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: NONE

                              JACOBSON STORES INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED FEBRUARY 2, 2002

                                      INDEX

                                                                                                 Page
                                                                                                 ----
PART I.
        Item 1.       Business.                                                                     1

        Item 2.       Properties.                                                                   9

        Item 3.       Legal Proceedings.                                                           11

        Item 4.       Submission of Matters to a Vote of Security Holders.                         11


PART II.
        Item 5.       Market for Registrant's Common Equity and Related
                           Stockholder Matters.                                                    12

        Item 6.       Selected Financial Data.                                                     13

        Item 7.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.                                    13

        Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.                  25

        Item 8.       Financial Statements and Supplementary Data.                                 26

        Item 9.       Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure.                                    26


PART III.
        Item 10.      Directors and Executive Officers of the Registrant.                          27

        Item 11.      Executive Compensation.                                                      31

        Item 12.      Security Ownership of Certain Beneficial Owners and
                           Management.                                                             38

        Item 13.      Certain Relationships and Related Transactions.                              41


PART IV.
        Item 14.      Exhibits, Financial Statement Schedules, and Reports
                           on Form 8-K.                                                            42

SIGNATURES                                                                                         46

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                    F-1/F-25

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

        The Company operates stores in eighteen cities in Michigan, Indiana, Kansas, Kentucky and Florida. The principal distribution functions are performed at service centers in Jackson, Michigan and Winter Park, Florida. Functions common to all stores, such as management coordination, merchandising, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

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

The percentage contribution to sales by major class of merchandise for the last three fiscal years was as follows:

                                                                       Year Ended
                                                         --------------------------------------
                                                         February 2,  February 3,   January 29,
                                                            2002         2001          2000
                                                            ----         ----          ----
   Women's apparel and accessories...................       69.9%        68.3%         66.6%

   Men's apparel and accessories.....................       12.0         13.3          13.7

   Accessories for the home..........................        8.6          8.8           9.5

   Children's apparel and accessories................        6.8          7.3           7.7

   Miscellaneous.....................................        2.7          2.3           2.5
                                                           -----        -----         -----

                                                           100.0%       100.0%        100.0%
                                                           =====        =====         =====

        Personal Service. Jacobson's stores are fully staffed with knowledgeable sales associates to ensure that customers receive highly responsive service. Jacobson's sales associates are experienced and well-trained through video presentations, seminars and close working relationships with buyers and merchandise managers. Sales associates maintain personal trade lists of their customers' sizes, colors, fashion preferences, and important dates, and contact customers by telephone or personal note to alert them to the arrival of new merchandise or to remind them of birthdays or anniversaries. Management believes that personal relationships between sales associates and their clientele promote customer loyalty and contribute to the Company's growth. Jacobson's has a liberal return policy and accepts merchandise purchased at Jacobson's for return or exchange if the customer is not satisfied. Other special services include free gift-wrapping and free parking. All Jacobson's sales associates are compensated on some form of commission program.

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

        Sales under Jacobson's credit plans averaged 38.2% of sales for the last three fiscal years and accounted for 43.9% of the Company's sales in fiscal 2001. The increase in fiscal 2001 is attributable, in part, to the introduction (in September 2000) of a program to reward customers for making their purchases on Jacobson's proprietary credit card. In addition, sales under third party credit cards (VISA, MasterCard, Discover Card and American Express) averaged 47.4% of sales for the last three fiscal years and accounted for 43.2% of the Company's sales in fiscal 2001. Accounts written off, net of recoveries, have averaged 0.6% of credit sales over the last three years and totaled 0.7% of credit sales in 2001.

        The Company maintains purchasing history on its 324,000 active Jacobson's card holders as well as on third party charge customers, which permits targeting of direct mail advertising and automatic increases in credit limits of its cardholders.

OPERATIONS

        The principal distribution services for its stores are performed at regional service centers in Jackson, Michigan and Winter Park, Florida. Functions common to all stores, such as management coordination, merchandising, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

        Jacobson's stores in Michigan are located in Birmingham, Grosse Pointe, Livonia and Rochester (all suburbs of Detroit), Ann Arbor, East Grand Rapids and Okemos; in Indianapolis, Indiana; in

Leawood, Kansas; in Louisville, Kentucky; and in Florida, in Boca Raton, Fort Myers, Jacksonville, Altamonte Springs, Naples, North Palm Beach, Sarasota and Winter Park. Stores in the Midwest range from 84,000 to 179,000 square feet. The Florida stores range from 23,000 to 90,000 square feet.

        Jacobson's stores generally are open seven days each week for 72 hours.

        Annual sales, percentage increase in sales, average gross square footage of stores in operation during the fiscal year, and approximate sales per average gross square foot were as follows:

                                                                                    Year Ended
                                                                   --------------------------------------------
                                                                   February 2,      February 3,     January 29,
                                                                     2002            2001(1)          2000
                                                                     ----            -------          ----
      Net sales (in thousands) .............................       $ 401,805        $ 460,119       $ 448,075

      Percentage increase (decrease) in sales:
          All stores .......................................           (12.7)%            2.7%            0.8%
          Comparable stores ................................           (11.8)%            2.7%            0.8%

      Average gross square footage (in thousands) ..........           2,300            2,348           2,349
      Approximate sales per average gross square foot  .....       $     175        $     196       $     191

      (1) 53 week fiscal year

PURCHASING, CONTROL AND DISTRIBUTION OF INVENTORY

        Jacobson's purchases merchandise from several thousand suppliers, the largest of which accounted for approximately 7.2% of the Company's net purchases during fiscal 2001. Merchandising decisions are directed by 4 senior merchandise managers, 3 divisional merchandise managers and 43 buyers.

        Before the Chapter 11 filing (see "General Development of Business - Chapter 11 Reorganization" on page 5 of this report), trade creditors and factors began restricting the Company's trade credit and the Company began paying its vendors slower to conserve cash, resulting in a disruption in the flow of merchandise inventory. The Company believes that the Chapter 11 filing initially had a detrimental effect on trade credit and the flow of merchandise inventory, with some trade creditors requiring cash in advance before they would ship merchandise, but the Company believes the approval of the Debtor In Possession Loan and Security Agreement has had a stabilizing effect on operations by enabling the Company to re-establish relationships with many of its vendors and factors.

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

        Jacobson's adopted the LIFO method of inventory valuation in 1968. At the end of fiscal 2001, LIFO reserves totaled $14,487,000, or approximately 24% of pre-LIFO inventory values. Physical inventories are taken once each year. Inventory shrinkage at retail over the past three fiscal years has averaged 1.4% of retail sales.

EXPANSION AND CONSOLIDATION

        In December 2000, the Company signed a lease for an 80,000 square foot store as part of a new development, Legacy Place, an upscale specialty center that was to be constructed in Palm Beach Gardens, Florida, targeted to open in the fall of 2002 and to replace the Company's nearby North Palm Beach, Florida location. In December 2001, the developer withdrew its plans for the development. The Company is negotiating with the landlord of the North Palm Beach location to extend the lease term for the existing store location.

        In September 2001, the Company opened a 60,000 square foot anchor location at Renaissance Center in Altamonte Springs, Florida. The store replaced the Company's nearby Longwood, Florida store.

        During the fourth quarter of fiscal 2001, the Company wrote off $1,481,000 of costs incurred on new projects that have terminated.

        For a discussion of store closures during fiscal 2001 and fiscal 2002, see "General Development of Business - Store Operations" and "General Development of Business - Store Closings" included on pages 5-6 of this report.

REAL ESTATE POLICY

        Jacobson's owns or has long-term leases of the real estate used in the operation of its business. The Company owns 58.4% of the total square footage used in its business. The Company maintains a continuing program of property improvements and renewal of existing stores and support facilities. At February 2, 2002, mortgage loans and related secured financings comprised 25% of consolidated debt.

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

ASSOCIATES

        Due to its commitment to highly responsive customer service, Jacobson's believes that its associates are among its key resources. The Company emphasizes development programs for associates and promotion from within. The Company employs approximately 3,200 associates, 2,500 full-time and 700 part-time. During the holiday season, the number of associates increases to approximately 3,500.

        (a)     GENERAL DEVELOPMENT OF BUSINESS

        Some of the principal developments affecting Jacobson's store locations during fiscal 2001 are summarized on page 4 of this report under the caption "Expansion and Consolidation".

        Store Operations. In August 2001, the Company closed its under-performing store in Saginaw, Michigan and incurred a $3,755,000 pre-tax charge in the second quarter of 2001 related to that closing. In September 2001, the Company opened a new store in Altamonte Springs, Florida, replacing its nearby Longwood, Florida store, and incurred a charge of $795,000 relating to the closing of its Longwood, Florida store. In October 2001, the Company incurred $675,000 of expenses relating to an organizational restructuring. The Company continues to pursue opportunities for the sale of its Saginaw, Michigan store.

        The Company experienced losses as a result of, among other things, difficulties arising from the economic slowdown as experienced throughout the retail department store industry, which was exacerbated by the tragic events of September 11, 2001. Consequently, the Company began experiencing a liquidity crisis. As of November 3, 2001 (the end of the Company's third quarter), the Company was not in compliance with financial covenants on five real estate mortgage loans with three lenders, covering $23,621,000 in principal amount of debt. Because of these liquidity problems, the Company elected not to make $226,000 in sinking fund payments and $823,000 in interest payments that were due on December 15, 2001 under its 6-3/4% Convertible Subordinated Debentures. Such non-payment would have allowed the trustee, absent the Company's January 15, 2002 Chapter 11 filing, to require immediate payment of $24,376,000 principal amount and $823,000 prepetition interest of those debentures. These defaults also resulted in a default under the Company's revolving credit facility.

        Chapter 11 Reorganization. On January 15, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan, Southern Division. Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession while it develops a plan of reorganization to make an orderly restructuring of its operations. The Company has the exclusive right to file a plan of reorganization with the Bankruptcy Court until May 15, 2002. The time period may be extended by order of the Bankruptcy Court. As a debtor-in-possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court after notice and a hearing. In addition, without Bankruptcy court approval, the Company is generally prohibited from paying, and creditors are generally prohibited from attempting to collect, claims or debts arising prepetition. In the fourth quarter of fiscal 2001, the Company recognized $1,593,000 of bankruptcy-related professional fees.


        Store Closings. On January 30, 2002, the Bankruptcy Court entered an order approving the Company's plan to close five under-performing stores located in Columbus and Toledo, Ohio, and

Clearwater, Osprey and Tampa, Florida. These stores were closed in March 2002. As permitted under the Bankruptcy Code, the Company has rejected its unexpired leases relating to the Clearwater, Osprey and Tampa stores. On April 1, 2002, the Company completed the sale of its Toledo, Ohio store at a pre-tax gain of $9,443,000. The Company continues to pursue opportunities for the sale of its Columbus, Ohio store.

        The Company recorded a pre-tax charge in its fourth quarter of fiscal 2001 related to these store closings of $13,208,000, consisting of a charge of $6,358,000 to write down these properties to their net realizable value, $3,020,000 to write down merchandise inventory to its net realizable value, $1,655,000 to write off prepaid rents, $1,375,000 to recognize a reserve for claims related to rejection of leases and $800,000 to recognize a reserve for expenses to hold the closed facilities pending disposition. In conjunction with the store closings, the Company entered into an agreement with a third party to liquidate the inventory in the five stores approved for closure by the Bankruptcy Court.

        The Company continues to review the performance of its less profitable stores from time to time to determine whether it would be in the Company's best interest to close any additional stores. Additional store closings, which would require the approval of the Bankruptcy Court, could have a significant impact on the Company's sales, expenses and capital requirements and would likely entail additional significant one-time charges to effect the closing and to recognize any impairment of assets resulting from the closing decision.

        Debtor-in-Possession Loan. On February 26, 2002, the Bankruptcy Court entered an order approving, among other documents, the Debtor In Possession Loan and Security Agreement, dated as of January 30, 2002, as amended, among Fleet Retail Finance Inc., the lenders named in the agreement, the Company, Jacobson Realty and Jacobson Credit. This revolving credit facility replaces the Company's $150,000,000 prepetition Amended and Restated Loan Agreement entered into with Fleet Retail Finance, Inc. as of July 18, 2001. The new revolving credit facility provides for borrowings of up to $100,000,000, subject to a borrowing base limitation and availability reserves. Loans under the facility bear interest at the banks' prime rate plus 1.50%, payable monthly in arrears. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for borrowings. Letter of credit fees are 4% a year of their face amount, payable quarterly in arrears, plus other customary fees and amounts. Interest rates and letter of credit fees increase by 2% after a default.

        Borrowings under the new facility may be used solely (1) to retire the Company's indebtedness under the Amended and Restated Loan and Security Agreement, dated as of July 18, 2001 ($91,728,539 at January 15, 2002), (2) for the purposes set forth in the Company's business plan delivered to the lenders, and (3) for the issuance of letters of credit permitted by the agreement. The obligations of the Company under the new facility are secured by all of the Company's and its subsidiaries' assets and are an allowed administrative expense with priority under Bankruptcy Code Section 364(c)(1) having priority over any claims, including claims under Sections 105, 326, 328, 330, 331, 503(b), 506(c), 507(a), 507(b), 546(c), 726, 1113 and 1114 of the Bankruptcy Code, except for Permitted Prior Liens, certain Avoidance Actions and the Carve Out Reserve (as defined in the agreement and in the order approving the facility).

        Borrowings under the facility mature on January 30, 2003 or the date of substantial consummation of a plan of reorganization in the Company's bankruptcy proceedings, if earlier. The Company may terminate the facility early upon 90 days notice if it pays a termination fee of $1,000,000. The facility was subject to closing and structuring fees of $1,000,000 and an agent's fee of $100,000, and is subject to an unused line fee equal to one-half of one percent a year of the excess of $100,000,000 over the average amount of loans and letters of credit outstanding. The facility includes, among other things, covenants restricting indebtedness, liens, asset dispositions, capital stock redemptions, dividend payments and lease rejections and requiring minimum sales and inventory purchases.

        Nasdaq Delisting. Nasdaq delisted the Company's securities at the opening of business on March 6, 2002. Trading of the Company's stock had been suspended in January when the Company filed its Chapter 11 petition for reorganization. Jacobson's was notified on February 26, 2002 that continued listing of the Company's securities was not warranted, based on, among other things, its bankruptcy filing and the Company's failure to demonstrate its ability to sustain compliance with all requirements for continued listing. The Company's common stock is currently quoted on the OTC Bulletin Board.

        Committees and Strategic Financial Advisor. On January 18, 2002, an official creditors' committee was appointed by the United States trustee to represent the interests of prepetition creditors. The Committee consists of representatives of the Company's vendors, the Indenture Trustee for the Company's convertible subordinated debentures and a contractor. The Committee also includes a non-voting representative of the Company's factors. On March 12, 2002, the Bankruptcy Court approved the Company's engagement of Financo, Inc., a New York-based investment banking firm, to assist the Company in identifying and evaluating restructuring alternatives during the Company's Chapter 11 reorganization and to help the Company explore available financial and strategic options.

        Management and Director Changes. In June 2001, the Company hired Carol Williams, replacing P. Gerald Mills, as its President and Chief Executive Officer. Mr. Mills remains Chairman of the Board of the Company. Effective January 12, 2002, Mr. Mills agreed to continue serving as Chairman of the Board of the Company without compensation, except for the same compensation, if any, as other outside directors receive. Effective January 11, 2002, M. Marnette Perry resigned as a director of the Company.

        (b)     INDUSTRY SEGMENTS AND LINES OF BUSINESS.

                Jacobson's operates in a single industry, the specialty store industry.

                The percentage contribution to sales by major class of merchandise for each of the last three fiscal years is set forth on page 1 of this report.

        (c)     NARRATIVE DESCRIPTION OF BUSINESS.

                The nature of Jacobson's business, the categories of merchandise it sells, and the percentage contribution to sales by merchandise category during the past three fiscal years, are set forth on pages 1-7 of this report.


        The specialty store business is seasonal. The holiday season (from the day after Thanksgiving to January 1) generally accounts for 15-20% of Jacobson's net sales.

        By reason of the seasonal nature of the business, Jacobson's and others in the industry experience significant build-up of inventory and accounts receivable at certain times of the year. To support the seasonal requirements, the Company has a revolving credit line currently permitting borrowings of up to $100,000,000 subject to a borrowing base limitation and availability reserves. Further information on this line of credit is set forth under "General Development of Business - Debtor-in-Possession Loan", in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on page 17 and in the Notes to the Company's Consolidated Financial Statements for the three fiscal years ended February 2, 2002, filed as part of this report (see "Financing" on pages F-13-15).

        Competitive conditions in the specialty store business are discussed on page 4 of this report.

        Information with respect to the Company's associates is provided on page 5 of this report.

        (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

                The registrant has no foreign operations and no material export sales.

ITEM 2. PROPERTIES.

        The following table shows the location and approximate size of Jacobson's stores and its offices and principal warehouse and distribution facilities; whether owned by the registrant or leased; and the expiration dates (including renewal options) of principal real estate leases. All owned properties are subject to mortgages.

        Jacobson's management considers that these properties, as well as its furniture, fixtures, machinery and equipment, are well maintained, suitable and adequate for their intended purposes, and in general fully utilized (except the closed properties included in the following table).

                                       Approximate                          Expiration
                                       Total Square                         Dates of
                                       Feet of                              Principal
              Locations                Building(s)        Ownership         Leases
              ---------                -----------        ---------         ------
MICHIGAN
    Ann Arbor .................          101,000        Owned                    --
    Okemos ....................           84,000        Leased                 2021
    Grosse Pointe .............          120,000        Owned                    --
    Birmingham ................          179,000        Owned                    --
    East Grand Rapids .........          148,000        Owned                    --
    Rochester .................          106,000        Partly owned (1)       2046
    Livonia ...................          150,000        Owned                    --
    Corporate Headquarters and
        Regional Service Center
        (Jackson) .............          238,000        Owned                    --

INDIANA
    Indianapolis ..............          120,000        Leased                 2048

KANSAS
    Leawood ...................          120,000        Leased                 2051

KENTUCKY
    Louisville ................          161,000        Leased                 2036

FLORIDA
    Sarasota ..................           27,000        Partly owned (2)       2014
    Winter Park ...............           23,000        Leased                 2013
    Altamonte .................           60,000        Leased                 2051
    North Palm Beach ..........           90,000        Leased                 2003
    Fort Myers ................           51,000        Partly owned (3)       2085
    Jacksonville ..............           82,000        Owned                    --
    Naples ....................           63,000        Leased                 2042
    Boca Raton ................           80,000        Leased                 2052
    Regional Service Center
       (Winter Park) ..........           84,000        Owned                    --

CLOSED LOCATIONS
----------------
    Saginaw, Michigan .........          199,000                Partly Owned (4,5)        2002
    Columbus, Ohio ............          119,000                Partly Owned (6,8)        2079
    Toledo, Ohio ..............          120,000                Owned (7,8)                 --
    Osprey, Florida ...........           32,000                Leased (8,9)              2025
    Clearwater, Florida .......           52,000                Leased (8,9)              2039
    Tampa, Florida ............           48,000                Leased (8,9)              2030


(1) Approximately 71,000 square feet and related parking area are owned. The balance of the shopping center is leased, of which 35,000 square feet are operated as part of Jacobson's store.

(2)     Building is owned on leased land

(3)     Building is owned; land and parking area are leased.

(4) Approximately 29,000 square feet leased from month to month, balance owned.

(5) The Company discontinued operations in this location in August 2001 and is pursuing opportunities for the sale of this property.

(6) Building is owned on leased land. The Company is pursuing opportunities for the sale of this property.

(7) The Company completed the sale of the Toledo, Ohio store for $11,700,000 on April 1, 2002.

(8) Store was closed in March 2002, although the Company was reimbursed for its expenses with respect to this store from January 31, 2002 until it closed.

(9) As permitted under the Bankruptcy Code, the Company rejected its unexpired leases related to these stores in March 2002.

ITEM 3. LEGAL PROCEEDINGS.

        (a) On January 15, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan, Southern Division, Case Nos. 02-40957, 02-40959 and 02-40961. Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession while it develops a plan of reorganization to make an orderly restructuring of its operations. The Company has the exclusive right to file a plan of reorganization with the Bankruptcy Court until May 15, 2002. The time period may be extended by order of the Bankruptcy Court. Under the Bankruptcy Code, the commencement of Chapter 11 proceedings results in the automatic stay of the commencement or prosecution of claims against the Company that arose before January 15, 2002.

        The ability of the Company to effect a successful reorganization under Chapter 11 will depend, in significant part, on the Company's ability to formulate a confirmable plan of reorganization that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. In a Chapter 11 reorganization plan, the rights of the Company's creditors and shareholders may be substantially altered. Creditors may realize less than the full face amount of their claims. Equity interests of the Company's shareholders may be diluted or even cancelled. Investment in the Company's common stock, therefore, should be regarded as highly speculative. It is impossible at this time to predict the actual recovery, if any, the creditors and shareholders might ultimately realize, any other outcome of the Chapter 11 proceedings or their effect on the Company's business.

        Although the Company is authorized to operate its business as a debtor-in-possession, it may not engage in transactions outside the ordinary course of business without first obtaining Bankruptcy Court approval after notice and hearing. For a description of developments in the Company's Chapter 11 proceedings since January 15, 2002, see the information under the caption "General Development of the Business" in Item 1 of this report, which information is incorporated in this Item 3 by reference.

        Other than the bankruptcy proceedings, no material legal proceedings are pending to which Jacobson Stores Inc. or any of its subsidiaries is a party or to which any of their property is subject, other than ordinary routine litigation incidental to the registrant's business, and no such proceeding is known by the registrant to be contemplated.

        (b) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock was traded on The Nasdaq National Market tier of The Nasdaq Stock Market, under the symbol "JCBSQ" until March 6, 2002. Trading of the Company's stock had been suspended since January 15, 2002, when the Company filed its Chapter 11 petition for reorganization. Jacobson's was notified on February 26, 2002 that continued listing of the Company's securities was not warranted, based on, among other things, its bankruptcy filing and the Company's failure to demonstrate its ability to sustain compliance with all requirements for continued listing. Nasdaq delisted the Company's securities at the opening of business on March 6, 2002. The Company's Common Stock is currently quoted in the OTC Bulletin Board under the symbol "JCBSQ.OB".

        The quarterly range of high and low price quotations of Jacobson's Common Stock for each quarter of fiscal 2001 and 2000 are shown in the following schedule, although trading in Jacobson's Common Stock was suspended from January 15, 2002 until it was delisted from The Nasdaq Stock Market on March 6, 2002:

                 Year        Quarter            High           Low
                 ----        -------            ----           ---
                 2001          4th           $  2.36        $  .38
                 ----
                               3rd              3.32          1.92
                               2nd              4.11          2.90
                               1st              3.75          2.19

                 2000          4th           $  4.88        $ 2.63
                 ----
                               3rd              5.75          4.88
                               2nd              6.38          4.84
                               1st              6.50          4.50


        The approximate number of shareholders of record of Jacobson's Common Stock as of March 1, 2002 was 1,116.

        No dividends were paid in either of 2001 or 2000. The Company's revolving credit loan facility prohibits the payment of any cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

Selected financial data for fiscal 1997 through 2001 is as follows:

 (in thousands except
 per share data)                    2001             2000(1)         1999          1998         1997(1)
 ---------------                    ----             -------         ----          ----         -------
Net sales, including leased
   departments ..............     $ 401,805         $ 460,119      $ 448,075     $ 444,305     $ 447,471
Earnings (loss) before income
   taxes ....................       (60,122)           (4,150)         5,394         2,515         1,905
Net earnings (loss) .........       (57,257)           (2,787)         3,506         1,635         1,214
Total assets ................       225,143           267,274        233,664       236,875       233,279
Long-term debt, less current
   portion ..................        62,804(2)        127,686         85,772        99,803       104,138

Per common share:
   Net earnings (loss) -
   Basic and Diluted ........     $   (9.89)        $   (0.48)     $    0.61     $    0.28     $    0.21

(1)     53 week year.

(2) As a result of the Company's Chapter 11 filing, at February 2, 2002, $62,804 of long-term debt has been classified as liabilities subject to compromise in the Company's consolidated balance sheets. In addition, $74,492 of borrowings under the Company's Debtor In Possession Loan and Security Agreement has been classified as current based on the January 30, 2003 maturity date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

        Store Operations. In August 2001, the Company closed its under-performing store in Saginaw, Michigan and incurred a $3,755,000 pre-tax charge in the second quarter of 2001 related to that closing. In September 2001, the Company opened a new store in Altamonte Springs, Florida, replacing its nearby Longwood, Florida store, and incurred a charge of $795,000 relating to the closing of its Longwood, Florida store. In October 2001, the Company incurred $675,000 of expenses relating to an organizational restructuring.

        The Company experienced losses as a result of, among other things, difficulties arising from the economic slowdown as experienced throughout the retail department store industry, which was exacerbated by the tragic events of September 11, 2001. Consequently, the Company began experiencing a liquidity crisis. As of November 3, 2001 (the end of the Company's third quarter), the Company was not in compliance with financial covenants on five real estate mortgage loans with three lenders, covering $23,621,000 in principal amount of debt. Because of these liquidity problems, the Company elected not to make $226,000 in sinking fund payments and $823,000 in interest payments that were due on December 15, 2001 under its 6-3/4% Convertible Subordinated Debentures. Such non-payment would have allowed the trustee, absent the Company's January 15, 2002 Chapter 11 filing, to require immediate payment of $24,376,000 principal amount and $823,000 prepetition interest of those debentures. These defaults also resulted in a default under the Company's revolving credit facility.

        Chapter 11 Reorganization. On January 15, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan, Southern Division. Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession while it develops a plan of reorganization to make an orderly restructuring of its operations. The filings result in the automatic stay of the commencement or prosecution of claims against the Company that arose before January 15, 2002. Until a reorganization plan is confirmed by the Bankruptcy Court, payments of prepetition liabilities are limited to those approved by the Bankruptcy Court or required by the Bankruptcy Code. As a result, the Company has received temporary relief from satisfying substantially all of its liabilities outstanding on January 15, 2002, other than the prepetition revolving credit loans that have been repaid with borrowings under the Company's new Debtor In Possession Loan and Security Agreement, described below under "Liquidity and Capital Resources."

        May 23, 2002 is the bar date by which all creditors whose claims arose before January 15, 2002 must file proofs of claim with the Bankruptcy Court or be barred from asserting any claim against the Company and voting on or receiving distributions under a reorganization plan. The Company is currently reviewing the filed claims and has no estimate of the amount of disputed claims.

        The Company has the exclusive right to file a plan of reorganization with the Bankruptcy Court until May 15, 2002. The time period may be extended by order of the Bankruptcy Court. As a debtor-in-possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court after notice and a hearing. In the fourth quarter of fiscal 2001, the Company recognized $1,593,000 of bankruptcy-related professional fees.

        Store Closings. On January 30, 2002, the Bankruptcy Court entered an order approving the Company's plan to close five under-performing stores located in Columbus and Toledo, Ohio, and Clearwater, Osprey and Tampa, Florida. These stores were closed in March 2002. As permitted, under the Bankruptcy Code, the Company has rejected its unexpired leases relating to the Clearwater, Osprey and Tampa stores. On April 1, 2002, the Company completed the sale of its Toledo, Ohio store at a pre-tax gain of $9,443,000. The Company continues to pursue opportunities for the sale of its Columbus, Ohio store.

        The Company recorded a pre-tax charge in its fourth quarter of fiscal 2001 related to these store closings of $13,208,000, consisting of a charge of $6,358,000 to write down these properties to their net realizable value, $3,020,000 to write down merchandise inventory to its net realizable value, $1,655,000 to write off prepaid rents, $1,375,000 to recognize a reserve for claims related to rejection of leases and $800,000 to recognize a reserve for expenses to hold the closed facilities pending disposition. In conjunction with the store closings, the Company entered into an agreement with a third party to liquidate the inventory in the five stores approved for closure by the Bankruptcy Court. There were no cash payments made against the reserve in fiscal 2001. Cash payments are expected to aggregate approximately $2,175,000 in fiscal 2002. At February 2, 2002, the reserve for claims related to rejection of leases is included in liabilities subject to compromise and the reserve for expenses to hold closed facilities pending disposition is included in accrued expenses.

RESULTS OF OPERATIONS

The following table shows the percentage relationship to sales of the items presented for the periods indicated.

                                                  2001       2000 (1)     1999
                                                  ----       --------     ----
Net sales ..................................     100.0%      100.0%      100.0%
Gross profit ...............................      28.9        33.4        33.8
Selling, general and administrative
  expenses..................................      35.5        32.5        31.1
Interest expense, net ......................       2.5         1.8         1.6
Non-recurring charges ......................       1.3          --         0.3
Gains on sale of property ..................        --          --        (0.4)
Reorganization costs .......................       4.6          --          --
Earnings (loss) before income taxes ........     (15.0)       (0.9)        1.2
Net earnings (loss) ........................     (14.2)       (0.6)        0.8

(1) 53 week year.

2001 versus 2000

        Sales in 2001 totaled $401,805,000, a decrease of 12.7% from 2000. Comparable store sales decreased 11.8%. The 2000 fiscal year included 53 weeks. On an equivalent 52-week basis, total sales decreased 11.3% and comparable store sales decreased 10.3%. The recessionary economy worsened after the September 11 terrorist attacks. The Company's Florida stores, which depend heavily on tourist spending in the fourth quarter, suffered because of the significant reduction in travel. The Company's midwest stores' customer traffic was negatively affected during the holiday season by an unusually mild winter, which reduced sales of regular-priced cold-weather apparel, footwear and accessories. The Company expects sales to decline in fiscal 2002 as a result of store closings in fiscal 2001 and fiscal 2002, as described in "Introduction - Store Operations" and "Introduction - Store Closings." The Company also expects the difficult retail environment to continue in the first half of fiscal 2002.

        Women's apparel and accessories represented 69.9% of the Company's total business in 2001. Other major components were men's 12.0%, children's 6.8% and home accessories 8.6%.

        The Company's gross profit percentage decreased to 28.9% in 2001 from 33.4% in 2000, reflecting principally higher markdowns as well as the effect of lower sales on fixed buying and occupancy expenses. A LIFO credit reduced cost of goods sold by $801,000 in 2001 compared to $1,610,000 in 2000.

        Selling, general and administrative expenses increased to 35.5% of sales in 2001 from 32.5% in 2000, primarily due to the inability to reduce expenses commensurate with the decrease in sales. The decrease in dollars reflects an increase in finance charge income on the Company's charge card and reduced sales promotion expense compared to 2000, partially offset by increased direct selling payroll and related benefits, non-recurring charges of approximately $700,000 relating to the hiring of the new President and Chief Executive Officer and the redemption of stock options from the former President and Chief Executive Officer (see "Corporate Development") in June 2001, and $160,000 in expenses incurred in 2001 related to the replacement of the former revolving credit facility in July 2001. The Company expects selling, general and administrative expense dollars to decline in 2002 as a result of an organization restructuring in October 2001, the store closings in March 2002 and an additional organizational restructuring in April 2002.

        Interest expense totaled 2.5% of sales in 2001 compared with 1.8% in 2000, reflecting principally higher average borrowings and rates on the revolving credit facilities and lower sales. The increase in credit borrowing is due primarily to the net operating loss, reduction in trade payable balances, higher receivables balances resulting from the Company's proprietary credit and rewards program, and capital expenditures for the Altamonte Springs store and the purchase of new point-of-sale equipment for the Company's stores. The Company expects interest expense to decline in 2002. Under the Federal Bankruptcy Code, the Company is not required to pay interest during its Chapter 11 proceedings on unsecured or under-secured prepetition debt, which includes its 6-3/4% Convertible Subordinated Debentures and trade payables. This decrease is expected to be partially offset by increased revolving credit interest rates under the Company new Debtor In Possession Loan and Security Agreement.

        Non-recurring charges totaled $5,225,000 in 2001. These charges include a pretax charge of $3,755,000 to write-off the value of the property and equipment ($2,975,000) and severance, related benefits and other costs ($780,000) related to its store closing in Saginaw, Michigan, a charge of $795,000 related to the closing of its Longwood, Florida store (a $575,000 lease termination charge and a $220,000 write-off of leasehold improvements), and a $675,000 charge related to an organizational restructuring in October 2001.

        Reorganization costs totaled $18,500,000. These costs consist of $1,593,000 for bankruptcy related professional fees, $1,481,000 related to the write-off of costs incurred on new store projects that have been terminated, $13,208,000 related to the closing of Columbus and Toledo, Ohio and Osprey, Clearwater and Tampa, Florida stores (see "Introduction - Store Closings") and $2,218,000 related to the write-off of deferred financing costs associated with prepetition debt.

        During the fourth quarter of 2001, the Company recorded adjustments related to its accounting for certain leases and customer returns reserves. The effect of these adjustments was a net pre-tax charge of $5,200,000.

        2001 net loss totaled $57,257,000, or $9.89 per common share, compared with a 2000 net loss of $2,787,000, or 48 cents per share. As a percentage of sales, net losses were 14.2% in 2001 and 0.6% in 2000.

2000 versus 1999

        Sales in 2000 totaled $460,119,000, an increase of 2.7% from 1999. Comparable store sales increased 2.7%. The 2000 fiscal year included 53 weeks. On an equivalent 52 week basis, total sales and comparable store sales increased 1.0%.

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

        Interest expense totaled 1.8% of sales in 2000 compared with 1.6% in 1999, reflecting principally higher average borrowings and rates on the revolving credit facility.

        In 1999, the Company sold properties in Dearborn and East Lansing, Michigan, at a combined pre-tax gain of $1,717,000 and recorded a one-time pre-tax charge of $1,251,000 related to the write-off of an investment in a cooperative buying group made several years ago.

        2000 net loss totaled $2,787,000, or 48 cents per common share, compared with 1999 net earnings of $3,506,000, or 61 cents per share. As a percentage of sales, net losses were 0.6% in 2000 and net earnings were 0.8% in 1999. 1999 results included after-tax gains on sales of property totaling $1,133,000, or 20 cents per common share, and an after-tax charge related to the write-off of an investment in a cooperative buying group totaling $826,000, or 14 cents per common share.

INFLATION

        The Company cannot determine the precise effects of inflation on its business. Because of inflation, historically the Company has experienced increases in the cost of merchandise and in certain operating expenses. The Company generally has been able to offset the effects of these increased expenses by adjusting prices, by using the LIFO method for valuing all merchandise inventories and by controlling expenses. The Company's ability to adjust prices is limited by competitive pressures in its market areas. The Department Store Inventory Price Indexes, published by the Bureau of Labor Statistics (BLS), are used to measure inflation's impact on inventories in the LIFO valuation. The BLS Index decreased 3.1% in 2001, 1.5% in 2000 and 0.7% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

        At February 2, 2002, the Company's current ratio was 1.21 to 1 (excluding liabilities subject to compromise) and working capital totaled $19,145,000 (excluding liabilities subject to compromise), including $813,000 of cash. This reflects the reclassification of accounts payable totaling $40,337,000, accrued expenses totaling $11,328,000, mortgage indebtedness totaling $32,021,000, Convertible Subordinated Debentures totaling $24,376,000 and capital lease obligations totaling $6,407,000 as liabilities subject to compromise, as described below, and the classification of the amount due under the Company's Debtor In Possession Loan and Security Agreement totaling $74,492,000 as a current liability as a result of its January 30, 2003 maturity date. At February 3, 2001, the Company's current ratio was 2.59 to 1 and working capital totaled $93,825,000, including $1,207,000 of cash and cash equivalents. At January 29, 2000, the Company's current ratio was 2.07 to 1 and working capital totaled $67,993,000, including $722,000 of cash and cash equivalents.

        The Company uses cash flows from operations, temporary relief from prepetition liabilities and revolving credit line borrowings to fund its seasonal working capital needs, fund its operations, fund its capital expenditures, pay professional and administrative fees in connection with its reorganization and fund debt service (including adequate protection claims). To support its present and planned working capital requirements, the Company has a $100,000,000 secured revolving credit facility under the Debtor In Possession Loan and Security Agreement with commercial lenders. On February 26, 2002, the Bankruptcy Court entered an order approving this revolving credit facility, which replaces the Company's $150,000,000 prepetition Amended and Restated Loan Agreement entered into with the same lenders as of July 18, 2001.

        The new Debtor In Possession revolving credit facility provides for borrowings of up to $100,000,000, subject to a borrowing base limitation and availability reserves. Loans under the facility bear interest at the banks' prime rate plus 1.50%, payable monthly in arrears. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for borrowings. Letter of credit fees are 4% a year of their face amount, payable quarterly in arrears, plus other customary fees and amounts. Interest rates and letter of credit fees increase by 2% after a default. As of February 2, 2002, the Company had outstanding borrowings at an interest rate of 6.25% and outstanding letters of credit under this facility totaling $74,492,000 and had $14,026,102 of borrowing availability under the borrowing base calculated as of that date. For the year ended February 2, 2002, the daily weighted average interest rate on borrowings under the former Revolving Credit Agreement, the former Amended and Restated Loan and Security Agreement and the Debtor in Possession Loan and Security Agreement was 6.38%.

        Borrowings under the new facility may be used solely (1) to retire the Company's indebtedness under the Amended and Restated Loan and Security Agreement, dated as of July 18, 2001 (approximately $91.73 million at January 15, 2002), (2) for the purposes set forth in the Company's business plan delivered to the lenders, and (3) for the issuance of letters of credit permitted by the agreement. The obligations of the Company under the new facility are secured by all of the Company's and its subsidiaries' assets and are an allowed administrative expense with priority under Bankruptcy Code
Section 364(c)(1) having priority over any claims, including claims under Sections 105, 326, 328, 330, 331, 503(b), 506(c), 507(a), 507(b), 546(c), 726,
1113 and 1114 of the Bankruptcy Code, except for Permitted Prior Liens, certain Avoidance Actions and the Carve Out Reserve (as defined in the agreement and in the order approving the facility).

        Borrowings under the facility mature on January 30, 2003 or the date of substantial consummation of a plan of reorganization in the Company's bankruptcy proceedings, if earlier. The Company may terminate the facility early upon 90 days notice if it pays a termination fee of $1,000,000. The facility was subject to closing and structuring fees of $1,000,000 and an agent's fee of $100,000, and is subject to an unused line fee equal to one-half of one percent a year of the excess of $100,000,000 over the average amount of loans and letters of credit outstanding. The facility includes, among other things, covenants restricting indebtedness, liens, asset dispositions, capital stock redemptions, dividend payments and lease rejections and requiring minimum sales and inventory purchases.

        As of February 2, 2002 the Company was not in compliance with financial covenants in, and is currently in default under, six mortgage loans with four lenders covering $30,473,204 in principal amount of debt. In addition, the Company elected not to make $226,000 in sinking fund payments and $823,000 in interest payments that were due on December 15, 2001 under its 6-3/4% Convertible Subordinated Debentures and is in default under the related Indenture. In addition, the Company's filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code is a default under agreements covering an additional $1,541,785 in principal amount of debt.


        Under the Bankruptcy Code, however, the commencement of Chapter 11 proceedings results in the automatic stay of the commencement or prosecution of claims against the Company that arose before January 15, 2002. The payment of scheduled principal payments, accrued interest, accounts payable and other liabilities that were incurred before January 15, 2002 will be, in most cases, deferred until a plan of reorganization is confirmed by the Bankruptcy Court. Until that time, the only payments of prepetition debt made by the Company will be those approved by the Bankruptcy Court or required by the Bankruptcy Code. As a result, the Company's indebtedness as of January 15, 2002, other than the amount due under the revolving credit facility totaling $91,728,539, approximately $114,469,000, is subject to treatment and payment pursuant to the Bankruptcy Code and has been reclassified on the Company's balance sheet as liabilities subject to compromise. The Company's indebtedness under the Amended and Restated Loan and Security Agreement, dated as of July 18, 2001 ($91,728,539 at January 15, 2002) was repaid with the proceeds of loans under the Company's new Debtor In Possession Loan and Security Agreement, dated as of January 30, 2002, as amended, which loans have been classified as a current liability, because of the January 30, 2003 maturity date of those loans.

        In addition, under the Federal Bankruptcy Code, the Company is not required to pay interest during its Chapter 11 proceedings on unsecured or under-secured prepetition debt, which includes its 6-3/4% Convertible Subordinated Debentures and trade payables.

         As described under "Introduction - Store Operations," "Introduction - Store Closings," and "Results of Operations - 2001 versus 2000," the Company recorded non-recurring charges of $5,225,000 and reorganization costs of $18,500,000 in 2001. As of February 2, 2002, the Company had spent approximately $2,400,000 in cash relating to these charges and costs, and $3,400,000 remained accrued on its balance sheet as liabilities subject to compromise or accrued expenses and are expected to be spent in cash in 2002. The Company's proceeds of its sales of inventory in its five closed stores and the sale of its Toledo, Ohio real estate totaled $19,755,000 in 2002 and have been used to repay amounts due under its Debtor In Possession Loan and Security Agreement.

        The Chapter 11 cases might also result in additional claims on the Company's cash. In addition to the store closings described above for which a reserve has been recorded in fiscal 2001, under the Bankruptcy Code, the Company may elect to assume or reject additional unexpired leases and executory contracts, including real estate leases, employment contracts, personal property leases and service contracts, subject to Bankruptcy Court approval. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from any additional assumptions or rejections.

        Additional claims or liabilities subject to compromise may arise after January 15, 2002 resulting from the determination by the Bankruptcy Court or agreed to by the parties in interest of allowed claims, including contingent claims and other disputed amounts. Actions by creditors holding claims secured against the Company's assets are also stayed, although the holders of such claims have the right to request the Bankruptcy Court for relief from the stay. The Company is currently reviewing the filed claims and has no estimate of the amount of disputed claims.

        Because of the January 30, 2003 maturity date of the Company's Debtor In Possession Loan and Security Agreement, the Company will be required to extend, repay or refinance this facility by January 30, 2003 or it may be required to reduce or discontinue its operations. On March 12, 2002, the Bankruptcy Court approved the Company's engagement of Financo, Inc., a New York-based investment banking firm, to assist the Company in identifying and evaluating restructuring alternatives during the Company's Chapter 11 reorganization and to help the Company explore available financial and strategic options.

        Before the Chapter 11 filing, trade creditors and factors began restricting the Company's trade credit and the Company began paying its vendors slower to conserve cash, resulting in a disruption in the flow of merchandise inventory. The Company believes that the Chapter 11 filing initially had a detrimental effect on trade credit and the flow of merchandise inventory, with some trade creditors requiring cash in advance before they would ship merchandise, but the Company believes the approval of the Debtor In Possession Loan and Security Agreement has had a stabilizing effect on operations by enabling the Company to re-establish relationships with many of its vendors and factors.

        The ability of the Company to effect a successful reorganization under Chapter 11 will depend, in significant part, on the Company's ability to formulate a confirmable plan of reorganization that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. In a Chapter 11 reorganization plan, the rights of the Company's creditors may be substantially altered. Creditors may realize less than the full face amount of their claims. It is impossible at this time to predict the actual recovery, if any, the creditors might ultimately realize, any other outcome of the Chapter 11 proceedings or their effect on the Company's business. Any plan of reorganization approved by the Bankruptcy Court, however, will likely require significant amounts of the Company's cash to pay liabilities subject to compromise and other liabilities.

        Although the Company is authorized to operate its business as a debtor-in-possession, it may not engage in transactions outside the ordinary course of business without first obtaining Bankruptcy Court approval after notice and hearing. If the Company fails to raise the capital necessary to enable it to formulate a confirmable plan of reorganization, it would have a material adverse affect on the Company's operations and liquidity and could require the Company to sell or discontinue all or part of its operations.

        The Company's consolidated financial statements included in this report have been prepared on a going concern basis assuming the realization of assets and liquidation of post-petition liabilities in the ordinary course of business. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with debtor-in-possession financing agreements and the ability to generate sufficient cash from operations to meet obligations.

        A part of the Company's financial strategy has been to own, or obtain long-term leases on, its properties. Capital expenditures to modernize and refixture existing stores and support facilities generally have been financed with internally generated funds. Any new stores and major expansion projects generally have been financed by first mortgages or comparable financing through the Company's consolidated, wholly-owned real estate subsidiary, Jacobson Stores Realty Company, or through long-term leases. The Company has no plans to modernize, refixture, expand or open new stores in fiscal 2002.

        The following tables provide information about the Company's fixed and variable rate debt obligations. The Company's fixed rate debt obligations include 6-3/4% Convertible Subordinated Debentures due 2011, mortgage notes, collateral trust bonds, obligations under capital leases and, for 2001, accounts payable and accrued expenses subject to compromise. Variable rate obligations include borrowings under the revolving credit facility and industrial development revenue bond obligations. The tables present scheduled principal maturities and related weighted average interest rates for each of the next five years, aggregate subsequent maturities and market value of debt as of February 2, 2002 and February 3, 2001. Average interest rates are based on contractual rates for fixed rate obligations and current rates for variable rate obligations.

                                               Fixed Rate Obligations               Variable Rate Obligations
                                         ---------------------------------      ----------------------------------
                                          Amount               Average           Amount                Average
(in thousands)                           Maturing            Interest Rate      Maturing             Interest Rate
--------------                           --------            -------------      --------             -------------
As of February 2, 2002:
2002 ..........................          $  54,912                7.4%          $  82,384                6.0%
2003 ..........................                 --                 --                  --                 --
2004 ..........................                 --                 --                  --                 --
2005 ..........................                 --                 --                  --                 --
2006 ..........................                 --                 --                  --                 --
Thereafter ....................                 --                 --                  --                 --
                                         ---------                              ---------
Total debt maturities .........             54,912                7.4              82,384                6.0
Accounts payable and accrued
expenses subject to
compromise*....................             51,665                                     --
                                         ---------                              ---------
Total obligations .............          $ 106,577                              $  82,384
                                         =========                              =========
Market value of debt at
February 2, 2002* .............          $  46,900                              $  82,400
                                         =========                              =========
As of February 3, 2001:
2001 ..........................          $   3,527                7.3%          $     317                4.8%
2002 ..........................              3,691                7.2              71,415                8.5
2003 ..........................              8,465                7.8                 320                4.8
2004 ..........................              3,669                7.1                 421                4.8
2005 ..........................             10,176                8.5                 423                4.8
Thereafter ....................             22,696                6.6               6,410                4.8
                                         ---------                              ---------
Total debt maturities .........          $  52,224                7.3           $  79,306                8.1
                                         =========                              =========
Market value of debt at
February 3, 2001 ..............          $  42,700                              $  79,300
                                         =========                              =========

*The due date of the Company's accounts payable and accrued expenses subject to compromise and their market value will depend on the terms of the plan of reorganization that is approved by the Bankruptcy Court. It is impossible at this time to predict the actual recovery, if any, or the timing of any recovery the creditors might ultimately realize or any other outcome of the Chapter 11 proceedings. Therefore, the accounts payable and accrued expenses subject to compromise are not included in the market value of debt at February 2, 2002, and their due date and average interest rate are not disclosed.

        In 2001, the Company had net borrowings of $3,396,000 under its revolving credit facilities, purchased and retired $1,203,000 of 6-3/4% Convertible Subordinated Debentures and used $2,827,000 to service current maturities of its long-term debt. As a result of defaults, the Company's filing for relief under Chapter 11 of the United States Bankruptcy Code, and the terms of the Company's Debtor In Possession Loan and Security Agreement, all of the Company's indebtedness as of February 2, 2002 is classified as either a current liability or as a liability subject to compromise. In addition, under the Federal Bankruptcy Code, the Company is not required to pay interest during its Chapter 11 proceedings on unsecured or under-secured prepetition debt, which includes its 6-3/4% Convertible Subordinated Debentures and trade payables.

CASH FLOWS

        Cash and cash equivalents decreased $394,000 in 2001, increased $485,000 in 2000 and decreased $2,207,000 in 1999. Cash flows are impacted by operating, investing and financing activities.

        In 2001, operating activities provided $15,505,000 of cash compared to $20,550,000 used in 2000 and $16,962,000 provided in 1999. The increase in 2001 compared to 2000 reflects primarily (1) a decrease in merchandise inventories in 2001 (compared to an increase in 2000), due to store closings in 2001, (2) an increase in accounts payable and accrued expenses in 2001 (compared to a decrease in accounts payable and a smaller increase in accrued expenses in
2000), primarily due to the non-payment of accounts payable and accrued expenses reclassified as liabilities subject to compromise as a result of the Company's Chapter 11 filing, partially offset by lower trade credit, with more vendors shipping merchandise only on a cash on delivery or cash in advance basis at the end of 2001, and planned reductions in inventories and merchandise receipts in 2001 consistent with the lower level of sales and as a result of store closings, and (3) a smaller increase in receivables from customers, due to the introduction of the Applause promotion in late September 2000 and lower sales this year, partially offset by (4) higher use of the Jacobson's charge card, (5) the increased net loss in 2001 (before non-cash charges), and (6) an increase in prepaid expenses and other assets (compared to a decrease in 2000). See "Liquidity and Capital Resources" for a description of the effect of the Company's Chapter 11 filing on its obligation to pay liabilities subject to compromise and on its trade credit. The decrease in 2000 compared to 1999 reflects primarily decreased earnings, an increase in merchandise inventories and an increase in accounts receivable.

        Investing activities used cash of $15,265,000 in 2001, $21,331,000 in 2000, and $4,811,000 in 1999. Investing activities included capital expenditures of $14,585,000 in 2001, including approximately $5,535,000 for the construction of the Altamonte store and approximately $7,376,000 for the purchase of new point-of-sale equipment for the Company stores. Capital expenditures for 2000 totaled $19,806,000, including approximately $9,382,000 for the renovation of the Indianapolis store and $5,937,000 for the construction of the Meridian Mall store. Capital expenditures for 1999 totaled $9,374,000, primarily for modernization and refixturing of existing stores and support facilities. Proceeds from sales of property totaled $4,492,000 in 1999.

        Financing activities used cash of $634,000 in 2001, provided cash of $42,366,000 in 2000, and used cash of $14,358,000 in 1999. In 2001, the Company had net borrowings of $3,396,000 under its revolving credit agreements, purchased and retired $1,203,000 of 6-3/4% Convertible Subordinated Debentures, and used $2,827,000 to service current maturities of long-term debt. In 2000, the Company borrowed $46,030,000 under its Revolving Credit Agreement, purchased and retired $1,209,000 of 6-3/4% Convertible Subordinated Debentures, satisfying its 2000 annual sinking fund payment plus $296,000 of the 2001 sinking fund payment, and used $2,455,000 to service current maturities of long-term debt. In 1999, the Company repaid $9,809,000 under its Revolving Credit Agreement, purchased and retired $2,072,000 of 6-3/4% Convertible Subordinated Debentures, satisfying its 1999 annual sinking fund payment plus $812,000 of the 2000 sinking fund payment, and used $2,476,000 to service current maturities of long-term debt. The Company did not pay a cash dividend in 2001, 2000 or 1999.


        The Company expects that its near term cash requirements will continue to be provided by ongoing operations, borrowings under its Debtor In Possession Revolving Credit Agreement, the sale of closed properties owned by the Company and its temporary relief from prepetition liabilities, although the Company will be required to refinance its Debtor In Possession Revolving Credit Agreement in 2002. See "Liquidity and Capital Resources."

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

        In December 2000, the Company signed a lease for an 80,000 square foot store as part of a new development, Legacy Place, an upscale specialty center that was to be constructed in Palm Beach Gardens, Florida, targeted to open in the fall of 2002 and to replace the Company's nearby North Palm Beach, Florida location. In December 2001, the developer withdrew its plans for the development. The Company is negotiating with the landlord of the North Palm Beach location to extend the lease term to the existing store location.

        In June 2001, the Company hired Carol Williams, replacing P. Gerald Mills, as its President and Chief Executive Officer. Mr. Mills remains Chairman of the Board of the Company. Effective January 12, 2002, Mr. Mills agreed to continue serving as Chairman of the Board of the Company without compensation, except for the same compensation, if any, as other outside directors receive. To provide an option to purchase 250,000 of the Company's common shares to Ms. Williams, the Company redeemed a fully vested option to purchase 300,000 common shares that was granted to Mr. Mills on October 31, 1996. Mr. Mills was paid a total of $545,455 to redeem the stock option outstanding as of June 25, 2001 and this charge is included in the selling, general and administrative expenses for the year.

        In September 2001, the Company opened a 60,000 square foot anchor location at Renaissance Center, in Altamonte Springs, Florida. The store replaced the Company's nearby Longwood, Florida Store.

        During the fourth quarter of fiscal 2001, the Company wrote off $1,481,000 of costs incurred on new projects that have been terminated.

        For a discussion of store closings during fiscal 2001 and 2002, see "Introduction - Store Operations", "Introduction - Store Closings" and "Results of Operations - 2001 versus 2000".

        Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's capital resources to fund future operations) may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors and uncertainties that could cause actual results to differ materially from those in the forward-looking statement, including the continued support of the Company's trade creditors and factors, the risks inherent in the level of the Company's debt compared to its equity, the need to negotiate an acceptable plan of reorganization, the need to raise additional capital to repay maturing and accelerated indebtedness, the risk of unanticipated operating expenses, customer demand and general trends in retail clothing apparel purchasing, especially during the Christmas season, related inventory risks, fluctuations in store appeal and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations completed after June 30, 2001, and requires the use of purchase accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. The Company will account for future business combinations under SFAS No. 141. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the statement early. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment at least on an annual basis. The Company adopted SFAS No. 142 effective February 3, 2002. Management does not believe the adoption of SFAS No. 142 will have a material impact on the financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early application encouraged. Management does not believe the adoption of this pronouncement will have a material impact on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following tables provide information about the Company's fixed and variable rate debt obligations. The Company's fixed rate debt obligations include 6-3/4% Convertible Subordinated Debentures due 2011, mortgage notes, collateral trust bonds and obligations under capital leases and, in 2001, accounts payable and accrued expenses subject to compromise. Variable rate obligations include borrowings under the revolving credit facility and industrial development revenue bond obligations. The tables present scheduled principal maturities and related weighted average interest rates for each of the next five years, aggregate subsequent maturities and market value of debt as of February 2, 2002 and February 3, 2001. Average interest rates are based on contractual rates for fixed rate obligations and current rates for variable rate obligations.

                                            Fixed Rate Obligations                 Variable Rate Obligations
                                         --------------------------------      ---------------------------------
                                          Amount               Average          Amount               Average
(in thousands)                           Maturing           Interest Rate      Maturing            Interest Rate
--------------                           --------           -------------      --------            -------------
As of February 2, 2002:
2002 ..........................          $ 54,912                7.4%          $ 82,384                6.0%
2003 ..........................                --                 --                 --                 --
2004 ..........................                --                 --                 --                 --
2005 ..........................                --                 --                 --                 --
2006 ..........................                --                 --                 --                 --
Thereafter ....................                --                 --                 --                 --
                                         --------                              --------
Total debt maturities .........            54,912                7.4             82,384                6.0
Accounts payable and accrued
expenses subject to
compromise*....................            51,665                                    --
                                         --------                              --------
Total obligations .............          $106,577                              $ 82,384
                                         ========                              ========

Market value of debt at
February 2, 2002* .............          $ 46,900                              $ 82,400
                                         ========                              ========

As of February 3, 2001:
2001 ..........................          $  3,527                7.3%          $    317                4.8%
2002 ..........................             3,691                7.2             71,415                8.5
2003 ..........................             8,465                7.8                320                4.8
2004 ..........................             3,669                7.1                421                4.8
2005 ..........................            10,176                8.5                423                4.8
Thereafter ....................            22,696                6.6              6,410                4.8
                                         --------                              --------
Total debt maturities .........          $ 52,224                7.3           $ 79,306                8.1
                                         ========                              ========
Market value of debt at
February 3, 2001 ..............          $ 42,700                              $ 79,300
                                         ========                              ========


*The due date of the Company's accounts payable and accrued expenses subject to compromise and their market value will depend on the terms of the plan of reorganization that is approved by the Bankruptcy Court. It is impossible at this time to predict the actual recovery, if any, or the timing of any recovery the creditors might ultimately realize or any other outcome of the Chapter 11 proceedings. Therefore, the accounts payable and accrued expenses subject to compromise are not included in the market value of debt at February 2, 2002, and their due date and average interest rate are not disclosed.

        In 2001, the Company had net borrowings of $3,396,000 under the revolving credit facility, purchased and retired $1,203,000 of 6-3/4% Convertible Subordinated Debentures and used $2,827,000 to service current maturities of its long-term debt. As a result of defaults, the Company's filing for relief under Chapter 11 of the United States Bankruptcy Code, and the terms of the Company's Debtor In Possession Loan and Security Agreement, all of the Company's indebtedness as of February 2, 2002 is classified as either a current liability or as a liability subject to compromise. In addition, under the Federal Bankruptcy Code, the Company is not required to pay interest during its Chapter 11 proceedings on unsecured or under-secured prepetition debt, which includes its 6-3/4% Convertible Subordinated Debentures and trade payables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following financial statements and supplementary financial information are filed as part of this report on pages F-1 through F-25:

      Consolidated Statements of Earnings, Three Fiscal Years Ended
           February 2, 2002.
      Consolidated Statements of Cash Flows, Three Fiscal Years Ended
           February 2, 2002.
      Consolidated Balance Sheets, February 2, 2002, February 3, 2001 and
           January 29, 2000.
      Consolidated  Statements of Shareholders' Equity, Three Fiscal years Ended
           February 2, 2002.
      Notes to Consolidated Financial Statements.
      Summary of Significant Accounting Policies.
      Quarterly Information (Unaudited).
      Report of Independent Public Accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following information is furnished as of March 1, 2002 with respect to the members of the Board of Directors and the Company's executive officers:

                                                                                      FIRST BECAME                  CURRENT
                                          PRINCIPAL OCCUPATION                         DIRECTOR                       TERM
                                            AND POSITIONS AND                        OR EXECUTIVE      DIRECTOR     EXPIRES
      NAME                              OFFICES WITH THE COMPANY              AGE       OFFICER         CLASS     (DIRECTORS*)
      ----                              ------------------------              ---       -------         -----     ------------
Herbert S. Amster                   Director of Jacobson Stores               67          1967             I          2002
                                    Inc. and management consultant,
                                    Ann Arbor, Michigan

Leslie E. Dietzman                  Director of Jacobson Stores               59          1999            II          2003
                                    Inc. and President and Chief
                                    Executive Officer, Family
                                    Christian Stores, Inc.,
                                    Grand Rapids, Michigan

Paul W. Gilbert                     Director and Vice Chairman                57          1988            II          2003
                                    of the Board, Jacobson Stores Inc.
                                    and Subsidiaries

Herman S. Kohlmeyer, Jr.            Director of Jacobson Stores               69          1971             I          2002
                                    Inc. and Senior Vice President-
                                    Investments, A.G. Edwards &
                                    Sons, Inc., New Orleans, Louisiana

Kathleen McCree Lewis               Director of Jacobson Stores Inc.          54          1993           III          2004
                                    and Attorney; member, Dykema
                                    Gossett PLLC, Detroit, Michigan

P. Gerald Mills                     Chairman of the Board of                  73          1996             I          2002
                                    Jacobson Stores Inc. and
                                    Subsidiaries

Michael T. Monahan                  Director of Jacobson Stores Inc.          63          1990           III          2004
                                    and President, Monahan Enterprises,
                                    LLC, Bloomfield Hills, Michigan

Philip H. Power                     Director of Jacobson Stores Inc.          63          1985            II          2003
                                    and Chairman of the Board,
                                    HomeTown Communications
                                    Network, Inc., newspaper
                                    publisher, Livonia, Michigan

                                                                                      FIRST BECAME                  CURRENT
                                          PRINCIPAL OCCUPATION                         DIRECTOR                       TERM
                                            AND POSITIONS AND                        OR EXECUTIVE      DIRECTOR     EXPIRES
      NAME                              OFFICES WITH THE COMPANY              AGE       OFFICER         CLASS     (DIRECTORS*)
      ----                              ------------------------              ---       -------         -----     ------------
Robert L. Rosenfeld, Ph.D.          Director of Jacobson Stores Inc.          64          1967            II          2003
                                    and Program Manager, Defense
                                    Advanced Research Projects
                                    Agency, U.S. Department of
                                    Defense, Arlington, Virginia

Carol Williams                      Director, President and Chief             53          2001           III          2002
                                    Executive Officer, Jacobson
                                    Stores Inc. and Subsidiaries

James A. Rodefeld                   Executive Vice President -                63          1997
                                    Marketing & Stores, Jacobson
                                    Stores Inc.

John P. Cavanaugh                   Vice President - Controller,              36          2001
                                    Jacobson Stores Inc. and Subsidiaries

        * Directors serve until the annual meeting of shareholders in the year indicated and until their successors are elected and qualified.

        There is no arrangement or understanding between any of the officers and any other person pursuant to which the officer was selected as an officer, except that each of the executive officers was party to an employment agreement with the Company pursuant to which he or she was required to be elected to the offices with the Company he or she currently holds, or such other capacity as the Board of Directors, or the Chief Executive Officer, as applicable, deems advisable.

        Each executive officer except Ms. Williams and Mr. Cavanaugh has held managerial or executive positions with Jacobson's for more than five years.

        Mr. Amster has been an independent management consultant for the past five years. He is also a director of Mechanical Dynamics, Inc.

        Mr. Dietzman has been President and Chief Executive Officer of Family Christian Stores, Inc., a family-oriented bookstore, since 1992.

        Mr. Gilbert has been Vice Chairman of the Board of the Company since 1993. He was also Vice President and Controller of the Company, 1976-1984, Senior Vice President and Chief Financial Officer, 1984-1988, Executive Vice President and Chief Financial Officer, 1988-1993 and Treasurer, 1991-1993.

        Mr. Kohlmeyer has been Senior Vice President - Investments of A.G. Edwards & Sons, Inc., a broker-dealer, since 1999. He held a similar position with Prudential Securities, Inc. 1988 - 1999.

        Ms. Lewis has been a member of Dykema Gossett PLLC, a law firm, since 1982.

        Mr. Mills has been Chairman of the Board of the Company since October 31, 1996. From October 31, 1996 until June 25, 2001, he also served as Chief Executive Officer of the Company and from December 20, 1996 until June 25, 2001 he also served as President of the Company. He was Chairman and Chief Executive Officer of Dayton Corporation, 1978-1981; was Chairman and Chief Executive Officer, the J. L. Hudson Company, 1981-1983; was Chairman and Chief Executive Officer, Dayton Hudson Department Store Company and Executive Vice President, Dayton Hudson Corporation, 1983-1985; was Chairman and Chief Executive Officer, Millston Corporation, a specialty store retailer, 1986-1992; and was a business consultant from 1992-1996.

        Mr. Monahan has been President of Monahan Enterprises, LLC, a consulting firm, since June 1999. He was Chairman of Munder Capital Management ("Munder"), an investment management company, from October 1999 to December 2000 and Chairman and Chief Executive Officer of Munder from October 1999 until January 2000. He was President and a director of Comerica Bank from June 1992 to May 1999 and President and a director of Comerica Inc. from June 1993 until May 1999. He is also a director of the Munder Funds, which includes 32 mutual funds.

        Mr. Power founded HomeTown Communications Network, Inc., a publisher of newspapers, in 1965, and has been its Chairman of the Board since that date. He is also a director of SenSyTech, Inc.

        Dr. Robert L. Rosenfeld has been Program Manager, Defense Advanced Research Projects Agency (formerly Advanced Research Projects Agency) since 1985.

        Carol Williams has been President and Chief Executive Officer of the Company since June 2001. She was Executive Vice President - Merchandising of The Limited, Inc., a clothing retailer, from 1993 to 1996; President of Edison Brothers, a clothing retailer, from 1997 to 1999 and Executive Vice President of Saks, Inc., a clothing retailer, from 1999 to 2001.

        James A. Rodefeld has been Executive Vice President-Marketing & Stores of the Company since November 1997. Mr. Rodefeld was Chief Executive Officer, Sycamore Stores, Inc., 1987-1992, was self-employed as a business consultant, 1992-1997, and Senior Vice President-Marketing of the Company, January to November 1997.

        John P. Cavanaugh has been Vice President-Controller of the Company since June 25, 2001. Mr. Cavanaugh was employed from 1993 to 2001 in various managerial capacities with Credit Acceptance Corporation, an automotive finance company, having served as its Vice President and Corporate Controller since 1996.

        Each executive officer of the Company was an executive officer of the Company on January 15, 2002, when the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

        Each of the Company's executive officers has been elected to hold office until the 2003 Annual Meeting of the Board of Directors (except in the case of retirement or other termination of employment) and until a successor is elected and qualified.

        For the purpose of stating the aggregate market value of voting stock held by non-affiliates on the cover of this report, the registrant considers that the directors of the registrant and the executive officers, listed on pages 27-28 of this report, the Jacobson's Retirement Savings & Profit Sharing Plan, the Jacobson Pension Plan, and The Jacobson Stores Foundation are affiliates, and that all other shareholders are non-affiliates. This statement is without prejudice to the classification of any shareholder at other times or for other purposes.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding 10% or more of its Common Stock are required to report their ownership of the

Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). The Company is required to report in this report any late filings of reports of stock transactions in fiscal 2001, and any known failure to file a required report. Based on written representations of its directors, executive officers and 10% shareholders, and copies of reports that have been filed with the SEC and furnished to the Company during or with respect to fiscal 2001, the Company believes that all such persons complied with the filing requirements for all transactions in fiscal 2001.

ITEM 11. EXECUTIVE COMPENSATION.

        The following table and footnotes summarize the compensation for the last three fiscal years of (i) each person who served as the Company's Chief Executive Officer during fiscal 2001, (ii) the Company's other highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of fiscal 2001, and
(iii) an individual who was among the Company's four most highly compensated executive officers other than the Chief Executive Officer, but was not serving as an executive officer at the end of fiscal 2001:

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
                                                               ANNUAL                    SECURITIES
                                                            COMPENSATION(1)              UNDERLYING
                                                      --------------------------          OPTIONS/         ALL OTHER
                                                       SALARY             BONUS             SARS         COMPENSATION(2)
  NAME AND PRINCIPAL POSITION           YEAR            ($)               ($)                (#)              ($)
  ---------------------------           ----            ---               ---                ---              ---
P. Gerald Mills                         2001          $408,698          $      0           100,000          $554,950
    Chairman of the Board               2000           409,434                 0           100,000             9,774
    (President and Chief                1999           340,274                 0                 0             4,892
    Executive Officer until
    June 25, 2001)

Carol Williams (3)                      2001           304,110                 0           250,000               262
    President and Chief
    Executive Officer

Paul W. Gilbert                         2001           400,000                 0            40,000             3,508
    Vice Chairman of the                2000           389,623                 0            25,000             3,048
    Board                               1999           340,274                 0            20,000             2,511

James A. Rodefeld                       2001           300,000                 0            40,000             5,276
    Executive Vice President -          2000           289,623                 0            20,000             5,216
    Marketing & Stores                  1999           240,274                 0            17,000             5,556

Theodore R. Kolman (4)                  2001           182,904                 0            10,000             4,326
    Vice President -                    2000           194,811                 0             5,000             4,266
    Merchandise Manager                 1999           166,220                 0             5,000             2,982

(1) The only types of other annual compensation for each of the named executive officers were in the form of perquisites in amounts less than the level required for reporting.

(2) The amounts shown as other compensation include for 2001: (a) Company contributions to the Jacobson's Retirement Savings & Profit Sharing Plan (401(k) plan) (Mr. Mills $1,020; Mr. Gilbert $1,020; Mr. Rodefeld $1,020; and Mr. Kolman $1,020); (b) amounts paid by the Company for term life insurance (Mr. Mills $8,475; Ms. Williams $262; Mr. Gilbert $2,488; Mr. Rodefeld $4,256; Mr. Kolman $3,306; and (c) the Company's redemption for $545,455 from Mr. Mills of a fully-vested option to purchase 300,000 common shares

(3) Ms. Williams became the Company's President and Chief Executive Officer on June 25, 2001.

(4) Effective with the restructuring of the merchandise division on October 17, 2002, Mr. Kolman is not an executive officer.

OPTIONS

        The table below reports options granted during the last fiscal year to each of the executive officers of the Company listed in the Summary Compensation Table above. The Company has not granted any stock appreciation rights (SARs).

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                       INDIVIDUAL GRANTS
--------------------------------------------------------------------------                 POTENTIAL
                                                                                                     REALIZABLE VALUE AT
                               NUMBER OF      % OF TOTAL                                               ASSUMED ANNUAL
                               SECURITIES     OPTIONS/SARS                                          RATES OF STOCK PRICE
                               UNDERLYING     GRANTED TO                                                 APPRECIATION
                              OPTIONS/SARS     EMPLOYEES       EXERCISE                                FOR OPTION TERM
                                GRANTED        IN FISCAL     OR BASE PRICE       EXPIRATION          ---------------------
    NAME                         (#)             YEAR          ($/SH)               DATE             5%($)          10%($)
    ----                         ---             ----          ------               ----             -----          ------
P. Gerald Mills                100,000           19.2%          $2.88          March 22, 2011      $  181,122     $  458,998
Carol Williams                 250,000           48.1            3.40          June 25, 2011          534,560      1,354,681
Paul W. Gilbert                 40,000            7.7            2.88          March 22, 2011          72,449        183,599
James A. Rodefeld               40,000            7.7            2.88          March 22, 2011          72,449        183,599
Theodore R. Kolman              10,000            1.9            2.88          March 22, 2011          18,112         45,900

        Each option referred to in the foregoing table is a non-statutory option and has a term of ten years. Mr. Mills' options vested immediately upon grant. Ms. Williams' options vested 75,000 immediately upon grant and 75,000 will vest on June 25, 2002 and 100,000 will vest on June 25, 2003. The remaining options granted vest at the rate of 25% per year, commencing on the first anniversary of the date of grant. The exercise price is not less than the market value of the Company's Common Stock on the date of grant.

        The table below reports options exercised in the last fiscal year by each of the executive officers of the Company listed in the Summary Compensation Table, and the number and fiscal year-end value of options held by each such executive officer.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                            NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS/SARS
                       SHARES ACQUIRED   VALUE          OPTIONS/SARS AT FISCAL YEAR-END        AT FISCAL YEAR-END(1)
                        ON EXERCISE     REALIZED(1)                  (#)                               ($)
     NAME                   (#)           ($)              EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
     ----                   ---           ---              -------------------------         -------------------------
P. Gerald Mills              0            $0                  200,000 / 0                             $0/0
Carol Williams               0             0                   75,000 / 175,000                        0/0
Paul W. Gilbert              0             0                  127,000 / 75,000                         0/0
James A. Rodefeld            0             0                   53,500 / 68,500                         0/0
Theodore R. Kolman           0             0                   27,375 / 18,125                         0/0

(1) Market value of underlying securities at exercise or fiscal year-end, minus the exercise or base price.

LONG-TERM INCENTIVE PLANS

        The Company does not have a long-term incentive plan.

PENSION PLAN

        The following table summarizes annual benefits under the Company's pension plan:

                                          YEARS OF SERVICE
         AVERAGE             -------------------------------------------
       REMUNERATION             15          20          25          30
       ------------             --          --          --          --
         $125,000            $11,250     $15,000     $18,750     $22,500
          150,000             13,500      18,000      22,500      27,000
          175,000             15,750      21,000      26,250      31,500
          200,000             18,000      24,000      30,000      36,000
          225,000             20,250      27,000      33,750      40,500

        The Plan recognizes a maximum of 30 years credited service.

        Benefits under the plan are based on an employee's cash compensation, including contributions to the Company's 401(k) plan, but excluding deferred compensation and compensation which exceeds the applicable limitation under the Internal Revenue Code. Benefits under the plan prior to an amendment were computed on the basis of total compensation for the 30 calendar years during which an employee's compensation was highest, or the entire period of employment if less than 30 years. Effective January 1, 1998, the pension plan of the Company was modified to provide benefits to employees as illustrated in the above table. Benefits of the amended plan are computed on the basis of the average yearly compensation for the highest five consecutive years during the ten years preceding the employee's last day of employment. In accordance with the plan provisions, all present and former employees as of January 1, 1998 will receive the greater of the benefits as determined under the prior plan and under the terms of the modified plan. Certain of the executive officers' minimum annual benefits will be determined as 1% of their total compensation, subject to the limitations described herein, during their years of service with the Company, plus $100. Benefits are paid as a monthly annuity, and are not subject to deduction for social security or other offset amounts.

        For each of the executive officers named in the Summary Compensation Table, all of their salary reported in the Summary Compensation Table, including the Company's contributions on their behalf to the 401(k) plan, are eligible for consideration in computing their benefits under the pension plan, subject to the applicable limitation under the Internal Revenue Code. That limitation was $170,000 for 2001 and $160,000 for 2000 and 1999.

        The years of credited service of the executive officers named in the Summary Compensation Table are:

                                                 YEARS OF SERVICE
                                                 ----------------
                  P. Gerald Mills                    5 years
                  Carol Williams                     1 year
                  Paul W. Gilbert                   27 years
                  James A. Rodefeld                  5 years
                  Theodore R. Kolman                11 years

EXECUTIVE OFFICERS SEVERANCE AND BONUS ARRANGEMENTS

SEVERANCE COMPENSATION AGREEMENTS

        The Company has entered into Severance Compensation Agreements with each of Carol Williams, Paul W. Gilbert and James A. Rodefeld, effective March 26, 2002. The agreements replace their employment agreements and provide that if the executive's employment with Company is terminated by the Company without cause or by the executive for good reason (as defined in the agreements), the Company shall pay the executive the following amounts (or 12 months of the executive's base salary, if that salary increases) within ten business days of termination:
Carol Williams - $500,000; Paul W. Gilbert - $400,000; and James A. Rodefeld - $300,000 If the Company determines that it does not have adequate cash to make the payment, the executive will have an administrative expense claim in the Company's Chapter 11 Bankruptcy proceedings. The payment is not reduced by any compensation earned by the executive from other employment during the severance period.

        The agreements also provide that if the executive's employment with the Company is terminated by the Company or a successor after, or in connection with, a change of control, the Company shall pay the executive 12 months of the executive's base salary, not subject to reduction, within ten business days of termination. If the Company determines that it does not have adequate cash to make the payment, the executive will have an administrative expense claim in the Company's Chapter 11 Bankruptcy proceedings.

        For purposes of these agreements, change of control generally means (1) any person (excluding the Company, fiduciaries holding securities under Company employee benefit plans and companies owned by the Company's shareholders in the same proportions as they own the Company) becomes the beneficial owner of Company securities representing 50% or more of the combined voting power of the Company's outstanding securities, (2) the Company's shareholders approve (or, if their approval is not required, there is consummated) a merger of the Company, except for (a) mergers in which the previous Company voting shareholders own at least 50% of the voting securities of the surviving company, and (b) mergers that implement a recapitalization of the Company in which no person acquires more than 50% of the voting power of the Company's outstanding securities, and
(3) the Company's shareholders approve (or, if their approval is not required, there is consummated) a plan of liquidation of the Company or a sale of all or substantially all of the Company's assets.

        The agreements also provide that if the executive's employment with the Company is terminated (1) by the Company or its estate following or in connection with a conversion of the Company's Bankruptcy proceedings to a case under Chapter 7 of the United States Bankruptcy Code or other liquidation of the Company, or (2) as a result of the executive's death or disability, the Company shall pay the executive, or the executive's beneficiaries or heirs, as applicable, 12 months of the executive's base salary within ten business days of termination, or in the event of death or disability, 30 days after the executive's death or 30 days after the executive's termination as a result of disability. The payments are not subject to reduction, except for (1) the proceeds of life insurance policies maintained by the Company and acquired after the date of the agreement that are paid to the executive's designee and with respect to which the Company pays the premiums, and (2) benefits paid to the executive under disability insurance policies maintained by the Company. In any case, if the Company determines that it does not have adequate cash to make the payment, the executive will have an administrative expense claim in the Company's Chapter 11 Bankruptcy proceedings.

        The agreements also contain confidentiality, non-solicitation and non-competition agreements by the executives.

SEVERANCE PAY AND RETENTION BONUS PLAN

        The Company has adopted a Severance Pay and Retention Bonus Plan effective March 26, 2002, superseding prior plans and agreements concerning severance and retention benefits. The plan provides for severance benefits and retention bonuses. The severance benefits apply to key employees, including Mr. Kolman as long as he remains identified by the Company as a severance recipient, but not including any of the other executive officer named in the Summary Compensation Table.

        Under the plan, if Mr. Kolman's employment is terminated by the Company, other than for cause or as a result of Mr. Kolman's death or disability, and if Mr. Kolman enters into a written release upon such termination, he is entitled to severance benefits. If a change in control (defined as described above under "Severance Compensation Agreements) occurs, however, Mr. Kolman would not be entitled to receive severance benefits if the successor company offers him comparable employment or he accepts the successor company's offer of employment. The severance benefits for Mr. Kolman equal two weeks base salary for every year of service (currently 11 years), with a minimum of four weeks and a maximum of 39 weeks.

        Severance benefits are payable at the Company's option either (1) in a lump sum within ten days of termination, or (2) bi-weekly from available cash flow, starting with the first payroll after termination. If the Company has insufficient cash flow, the unpaid severance benefits are entitled to administrative expense status under Section 503 of the Bankruptcy Code.

        The retention bonuses apply to key employees, including Ms. Williams and Messrs. Gilbert, Rodefeld and Kolman as long as they remain identified by the Company as a retention recipient. Under the plan, Ms. Williams and Messrs. Gilbert and Rodefeld are each entitled to a maximum bonus equal to one year of their base salary, and Mr. Kolman's maximum bonus is equal to 40% of his base salary, in each case, if he or she is employed on the date the bonus is earned.

        On June 1, 2002, 20% of the bonus is earned, payable August 15, 2002. On September 1, 2002, an additional 30% of the bonus is earned, payable ten days after the date the Bankruptcy Court enters an order confirming a plan or reorganization or liquidation. For this 30% portion of the bonus, however, the employee must be employed by the Company on the payment date, unless previously terminated by the Company without cause. The employee also earns a pro rata portion of this 30% portion of the bonus if the Company terminates his or her employment without cause after June 1, 2002 and before September 1, 2002.

        On the date the Bankruptcy Court enters an order (1) approving the sale of substantially all of the Company's assets as a going concern, or (2) confirming a plan of reorganization that does not provide for liquidation of all or substantially all of the Company's assets other than as a going concern, the final 50% of the bonus is earned. This portion of the bonus is payable within ten days after the closing date of the going concern sale or entry of the confirmation order, as applicable.

        The plan also provides for a $625,000 discretionary bonus pool, payable to any employee (other than Ms. Williams and Messrs. Gilbert and Rodefeld) in such amounts as the Company deems appropriate.


STOCK OPTIONS

        The Jacobson Stock Option Plan of 1994 provides that all options granted to employees under that plan shall become immediately exercisable in full immediately before a change in control of the Company. A change in control generally includes (i) the acquisition by any person or group (excluding specified persons affiliated with the Company) of 40% or more of the Company's voting securities, (ii) various business combinations involving the Company if the Company's shareholders do not own more than 50% of the surviving entity,
(iii) specified sales of substantially all of the Company's assets, and (iv) the continuing directors of the Company cease to be a majority of the Company's directors.

COMPENSATION OF DIRECTORS

        The Company compensates its directors at the rate of $10,000 per year ($12,500 for committee chair) plus $750 for each Board meeting attended and each committee meeting attended, except that no director fees are paid to any director who is a full-time employee of the Company (Mills (until January 12, 2002), Gilbert and Williams) and no director fees were paid to any director for attending meetings from January 7, 2002 though January 15, 2002. Directors are eligible to defer director fees, with interest thereon, until after termination of service as a director of the Company. The interest rate used by the Company's Deferred Compensation Plan, which is currently equal to the one-year Treasury Bill rate plus 125 basis points, or 3.52%, is determined from time to time by the Compensation Committee of the Board of Directors.

        Under the Company's Stock Option Plan of 1994, non-statutory stock options were granted in fiscal 2001 to the following directors who are not full-time employees of the Company, at the following prices, which in each case was the fair market value on the date of grant:

                                                              Exercise Price
           Name                            Options              per Share
           ----                            -------              ---------
     Herbert S. Amster                       500 sh.            $  3.21
     Leslie E. Dietzman                      500                   3.21
     Herman S. Kohlmeyer, Jr.                500                   3.21
     Kathleen McCree Lewis                   500                   3.21
     Michael T. Monahan                      500                   3.21
     M. Marnette Perry                       500                   3.21
     Philip H. Power                         500                   3.21
     Robert L. Rosenfeld, Ph.D.              500                   3.21

        The term of each director option is five years. No director options were exercised during 2001. Ms. Perry's options expired at the time of her resignation from the Board of Directors effective January 11, 2002.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of the Company's Board of Directors during fiscal 2001 consisted of Directors Kohlmeyer (Chair), Lewis, Monahan, Perry and Robert L. Rosenfeld until August 23, 2001, when Mr. Mills was added to the Committee, and January 11, 2002, when M. Marnette Perry resigned as a director of the Company and as a member of the Committee.

        None of the Committee members was, during fiscal 2001, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, expect for Mr. Mills, who was President and Chief Executive Officer of the Company until June 25, 2001 and has been Chairman of the Board of the Company since October 31, 1996.

        During fiscal 2001, no executive officer of the Company served as a director or as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers also served on the Company's Compensation Committee or as a director of the Company.

        Mr. Monahan was a director of the Munder funds during fiscal 2001. The Company has engaged the services of Munder Capital Management as an investment manager for a portion of the assets maintained by its defined pension benefit plan since 1990 and prior to Mr. Monahan's service to Munder. During its last fiscal year, the Company's defined pension benefit plan paid investment fees to Munder of $82,505.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table and the following explanations provide information as of March 1, 2002 (or in one case, December 31, 2001) about each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, which is its only class of voting securities:

                                                      AMOUNT AND NATURE OF        PERCENT
      NAME AND ADDRESS OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP        OF CLASS
      ------------------------------------            --------------------        --------
      Dimensional Fund Advisors Inc.                        431,000                 7.4%
           1299 Ocean Avenue, 11th Floor
           Santa Monica, California 90401

      Mark K. Rosenfeld                                     353,988-1/2(1)          6.1
           5445 Mariner Street, Suite 107
           Tampa, Florida 33609

      Robert L. Rosenfeld, Ph.D.                            336,540-1/3(2)          5.8
           4535 Fourth Road North
           Arlington, Virginia 22203-2342

      David A. Rosenfeld                                    325,909(3)              5.6
           180 Grand Ave., Suite 400
           Oakland, California 94612

(1) Includes 1,600 shares held by his wife, 11,890 shares held by him as custodian and 275.5 shares that may be acquired by Mark K. Rosenfeld or his wife as custodian on the conversion of debentures.

(2) Includes 7,312 shares held jointly with his wife, 18,418 shares held by his wife, 11,005 shares held by him as trustee and 2,500 shares that may be acquired on exercise of options.

(3) Includes 11,445 shares held jointly with his wife, 325 shares held by him as custodian and 14,493 shares held by his wife.

         The following table and explanations provide information as of March 1, 2002 about shares of the Company's Common Stock beneficially owned by each director, each of the executive officers identified on page 30, and all directors and executive officers as a group.

                                                          AMOUNT AND NATURE OF      PERCENT
NAME                                                     BENEFICIAL OWNERSHIP(1)    OF CLASS
----                                                     -----------------------   ---------
Herbert S. Amster                                                   46,600(2)           *
Leslie E. Dietzman                                                   3,500(3)           *
Paul W. Gilbert                                                    179,500(4)         3.0
Herman S. Kohlmeyer, Jr.                                           189,001(5)         3.3
Theodore R. Kolman                                                  34,250(6)           *
Kathleen McCree Lewis                                                3,500(7)           *
P. Gerald Mills                                                    235,764(8)         3.9
Michael T. Monahan                                                   4,000(9)           *
Philip H. Power                                                      4,300(10)          *
James A. Rodefeld                                                   90,750(11)        1.5
Robert L. Rosenfeld, Ph.D.                                         336,540(12)        5.8
Carol Williams                                                      75,000(13)        1.3
All directors and executive officers (12 persons)                1,202,705(14)       18.6
    * Less than 1% of the class

(1) Includes shares the spouse and/or minor children of the named individual owns or has the right to acquire individually or jointly with the named individual. Also includes shares that may be acquired on exercise of options which are exercisable within 60 days after March 1, 2002.

(2) Includes 10,400 shares subject to shared voting and investment power and 2,500 shares that may be acquired on exercise of options.

(3)      Includes 2,500 shares that may be acquired on exercise of options.

(4) Includes 25,000 shares subject to shared voting and investment power and 154,500 shares that may be acquired on exercise of options.

(5) Includes 176,001 shares subject to shared voting and investment power and 2,500 shares that may be acquired on exercise of options.

(6)      Includes 34,250 shares that may be acquired on exercise of options.

(7)      Includes 2,500 shares that may be acquired on exercise of options.

(8)      Includes 200,000 shares that may be acquired on exercise of options.

(9)      Includes 2,500 shares that may be acquired on exercise of options.

(10)     Includes 2,500 shares that may be acquired on exercise of options.

(11)     Includes 77,750 shares that may be acquired on exercise of options.

(12) Includes 7,312 shares held jointly with his wife, 18,418 shares held by his wife, 11,005 shares held by him as trustee and 2,500 shares that may be acquired on exercise of options.

(13)     Includes 75,000 shares that may be acquired on exercise of options.

(14)     Includes 559,000 shares that may be acquired on exercise of options.

         Information about beneficial ownership set forth in the stock ownership tables is based on information furnished by the shareholder, director, or executive officer.

         The following additional information is furnished in explanation of the stock ownership tables:

         11,005 shares of Common Stock are held by Robert L. Rosenfeld as trustee under various trust agreements established for the issue of David A. Rosenfeld. Robert L. Rosenfeld disclaims any beneficial interest in the shares, but they are shown as beneficially owned by him.

         As of December 31, 2001, Dimensional Fund Advisors Inc., a registered investment advisor, was deemed to have beneficial ownership of 431,000 shares of the Company's Common Stock, all of which shares are held in portfolios of certain registered investment companies and certain other investment vehicles for all of which Dimensional Fund Advisors Inc. serves as investment manager or advisor. Dimensional Fund Advisors Inc. disclaims beneficial ownership of all such shares. The foregoing information is based solely on a Schedule 13G report, dated January 30, 2002, filed by Dimensional Fund Advisors Inc. with the Securities and Exchange Commission.

         The shareholdings reported above exclude the beneficial interest of the executive officers of the Company in 405,285 shares of Common Stock held in the Company's pension and profit sharing plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company and its subsidiaries have business relationships and transactions in the ordinary course of business with the following entities, of which the directors of the Company named below are officers or directors. The Company considers that the terms of all transactions referred to are comparable to those, which would have been reached with unaffiliated parties.

         The Company and its subsidiaries have an investment management agreement with Munder Capital Management ("Munder") whereby Munder provides investment management services for a portion of the assets held by the Company's defined pension benefit plan. Mr. Monahan is a director of the Munder funds. Information on the Company's relationship with Munder in fiscal 2001 is reported on pages 37 in Item 11 of this report under the caption "Compensation Committee Interlocks and Insider Participation" and is incorporated in this Item 13 by reference.

         The Company regularly advertises in various newspapers and other periodicals, including newspapers published by HomeTown Communications Network, Inc., of which Philip H. Power, one of the Company's directors, is Chairman of the Board. During its last fiscal year, the Company paid newspapers published by HomeTown Communications Network, Inc. $117,765 for advertising space.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following financial statements, financial statement schedules, and exhibits are filed as part of this report:

                                                                                 Page
                                                                                 ----
(1)    FINANCIAL STATEMENTS:

       Consolidated Statements of Earnings, Three Fiscal Years
          Ended February 2, 2002                                                  F-1

       Consolidated Statements of Cash Flows, Three Fiscal Years
          Ended February 2, 2002                                                  F-2

       Consolidated Balance Sheets, February 2, 2002, February 3, 2001
          and January 29, 2000                                                    F-3

       Consolidated Statements of Shareholders' Equity, Three
          Fiscal Years Ended February 2, 2002                                     F-4

       Notes to Consolidated Financial Statements                                 F-5/
                                                                                 F-18

       Summary of Significant Accounting Policies                                F-19/
                                                                                 F-22

       Quarterly Information (Unaudited)                                         F-23/
                                                                                 F-24

       Report of Independent Public Accountants                                  F-25

(2)    FINANCIAL STATEMENT SCHEDULES:

       Schedule VIII - Valuation and Qualifying Accounts and
       Reserves, Year Ended February 2, 2002                                      S-1

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

4(a) Debtor In Possession Loan and Security Agreement, dated as of January 30, 2002, among Jacobson Stores Inc., Jacobson Stores Realty Company, Jacobson Credit Corp., Fleet Retail Finance Inc. and the lenders listed on the signature pages.

4(b) Amendment No. 1 to Debtor In Possession Loan and Security Agreement, dated as of February 26, 2002, among Jacobson Stores, Inc., Jacobson Stores Realty Company, Jacobson Credit Corp., Fleet Retail Finance Inc. and the lenders party to the Debtor In Possession Loan and Security Agreement.

10(a)* Severance Compensation Agreement, effective as of March 26, 2002, between Jacobson Stores Inc. and Carol Williams.

10(b)* Severance Compensation Agreement, effective as of March 26, 2002, between Jacobson Stores Inc. and Paul W. Gilbert.

10(c)* Severance Compensation Agreement, effective as of March 26, 2002, between Jacobson Stores Inc. and James A. Rodefeld.

10(d)* Jacobson Stores Inc. et. al Severance Pay and Retention Bonus Plan, effective as of March 26, 2002.

10(e) Engagement Agreement, dated as of February 21, 2002, between Jacobson Stores Inc. and Financo, Inc.

10(f) Agency Agreement, dated as of January 30, 2002, between Jacobson Stores Inc. and The Ozer Group LLC.

10(g) Real Estate Consulting and Advisory Services Agreement dated February 18, 2002 between Hilco Real Estate, LLC and the Company.

99 Letter from Jacobson Stores Inc. to the Securities and Exchange Commission concerning representations received from Arthur Andersen, LLP.

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

3(ii)             By-laws, Jacobson Stores Inc., as                               Exhibit 3(ii) to Form 10-Q,
                  amended November 20, 1997.                                      Quarter Ended October 25,
                                                                                  1997.

Current                      Identification of
Exhibit                    Description of Exhibit                                          Prior Filing
-------                    ----------------------                                          ------------
4(c)              Amended and Restated Loan and Security                          Exhibit 10(c) to Form 10-Q
                  Agreement, dated as of July 18, 2001, among                     Quarter Ended August 4, 2001.
                  Jacobson Stores Inc., Jacobson Stores Realty
                  Company, Jacobson Credit Corp. and Fleet
                  Retail Finance Inc.

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

10(h)*            Employment Agreement, dated as of June                          Exhibit 10(a) to Form 10-Q
                  25, 2001, between Jacobson Stores Inc.                          Quarter Ended August 4, 2001.
                  and Carol Williams.

10(i)*            Executive Employment Agreement, dated as                        Exhibit 10(b) to Form 10-K,
                  of April 15, 2001, between Jacobson Stores Inc.                 Year Ended February 3, 2001.
                  and Theodore R. Kolman.

10(j)*            Split Dollar Agreement, dated January 31,                       Exhibit 10(k) to Form 10-K,i
                  1992, between Jacobson Stores Inc. and                          Year Ended January 27, 1996.
                  Paul W. Gilbert.

10(k)*            Jacobson Stores Inc. Deferred Compensation                      Exhibit 10(e) to Form 10-K,
                  Plan Amended and Restated Effective                             Year Ended January 30, 1999.
                  January 28, 1999.

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

Current                      Identification of
Exhibit                    Description of Exhibit                                         Prior Filing
-------                    ----------------------                                         ------------

10(p)*            Jacobson Stores Inc. Management                                 Exhibit 10 to Form 10-Q,
                  Incentive Plan, dated as of May 25, 2000.                       Quarter Ended July 29, 2000.

10(q)*            Jacobson Stores Inc. Management Incentive                       Exhibit 10(c) to Form 10-K,
                  Plan, dated March 22, 2001.                                     Year Ended February 3, 2001.

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

         (b) On January 30, 2002, the Company filed a Current Report on Form 8-K, reporting in Item 3 that it and its subsidiaries had filed voluntary petitions of reorganization under Chapter 11 of the Bankruptcy Code in the United State Bankruptcy Court for the Eastern District of Michigan, Southern Division, that it planned to close five under-performing stores, and that it had obtained interim approval for a secured debtor in possession revolving credit facility. No financial statements were filed with the report.

         (c)      See Item 14(a)(3).

         (d)      See Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:       April 30, 2002             JACOBSON STORES INC.



                                    By:/s/ Carol Williams
                                       --------------------------------------
                                           Carol Williams
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         JACOBSON STORES INC.                                                           Date
                                                                                        ----

         By:  /s/ Carol Williams                                                    April 30, 2002
              --------------------------------------------
                  Carol Williams, President,
                  Chief Executive Officer and Director
                  (Principal Executive Officer)

         By:  /s/ Paul W. Gilbert                                                   April 30, 2002
              --------------------------------------------
                  Paul W. Gilbert, Vice Chairman
                  of the Board, and Director
                  (Principal Financial Officer)

         By:  /s/ John P. Cavanaugh                                                 April 30, 2002
              --------------------------------------------
                  John P. Cavanaugh, Vice
                  President and Controller
                  (Principal Accounting Officer)

         JACOBSON STORES INC.                                                           Date
                                                                                        ----
         By:  /s/ Herbert S. Amster                                                  April 30, 2002
              --------------------------------------------
                  Herbert S. Amster, Director

         By:  /s/ Leslie E. Dietzman                                                 April 30, 2002
              --------------------------------------------
                  Leslie E. Dietzman, Director

         By:  /s/ Herman S. Kohlmeyer                                               April 30, 2002
              --------------------------------------------
                  Herman S. Kohlmeyer, Jr., Director

         By:  /s/ Kathleen McCree Lewis                                              April 30, 2002
              --------------------------------------------
                  Kathleen McCree Lewis, Director

         By:  /s/ P. Gerald Mills                                                    April 30, 2002
              --------------------------------------------
                  P. Gerald Mills, Chairman of the
                  Board, and Director

         By:  /s/ Michael T. Monahan                                                April 30, 2002
              --------------------------------------------
                  Michael T. Monahan, Director

         By:  /s/ Philip H. Power                                                    April 30, 2002
              --------------------------------------------
                  Philip H. Power, Director

         By:  /s/ Robert L. Rosenfeld                                                April 30, 2002
              --------------------------------------------
                  Robert L. Rosenfeld, Director

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                  Year Ended
                                                    ----------------------------------------
                                                   February 2,    February 3,    January 29,
(in thousands except per share data)                  2002          2001(1)         2000
-------------------------------------------------------------------------------------------
NET SALES .....................................     $ 401,805      $ 460,119      $ 448,075
                                                    ---------      ---------      ---------

COSTS AND EXPENSES:
   Cost of merchandise sold, buying and
      occupancy expenses ......................       285,742        306,479        296,412
   Selling, general and administrative
     expenses..................................       142,494        149,403        139,458
   Interest expense, net ......................         9,966          8,387          7,277
   Non-recurring charges ......................         5,225           --            1,251
   Gains on sale of property ..................          --             --           (1,717)
                                                    ---------      ---------      ---------

          Total costs and expenses ............       443,427        464,269        442,681
                                                    ---------      ---------      ---------

EARNINGS (LOSS) BEFORE
REORGANIZATION COSTS AND INCOME TAXES .........       (41,622)        (4,150)         5,394

REORGANIZATION COSTS ..........................        18,500           --             --
                                                    ---------      ---------      ---------

EARNINGS (LOSS) BEFORE INCOME TAXES ...........       (60,122)        (4,150)         5,394

PROVISION (CREDIT) FOR INCOME TAXES, NET OF
VALUATION ALLOWANCE FOR DEFERRED TAXES ........        (2,865)        (1,363)         1,888
                                                    ---------      ---------      ---------

NET EARNINGS (LOSS) ...........................     $ (57,257)     $  (2,787)     $   3,506
                                                    =========      =========      =========

EARNINGS (LOSS) PER COMMON SHARE:
   Basic and Diluted ..........................     $   (9.89)     $   (0.48)     $    0.61
                                                    =========      =========      =========

(1)      53 week year.

The accompanying notes (pages F-5 through F-18) and summary of significant accounting policies (pages F-19 through F-21) are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended
                                                                     ---------------------------------------
                                                                     February 2,  February 3,    January 29,
(in thousands)                                                          2002        2001 (1)        2000
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ..........................................     $(57,257)     $ (2,787)     $  3,506
   Gains on sale of property ....................................         --            --          (1,717)
   Non-recurring charge .........................................         --            --           1,251
   Adjustments to reconcile net earnings (loss)
     to cash provided by (used in) operating activities:
      Depreciation and amortization .............................       10,597         8,636         8,425
      Deferred taxes ............................................          770        (1,315)         (947)
      Other liabilities .........................................        1,418          (105)         (377)
      Asset impairment ..........................................       10,988          --            --
      Change in:
         Receivables from customers, net ........................       (3,132)       (9,804)            9
         Merchandise inventories ................................       54,300        (8,173)       (1,451)
         Prepaid expenses and other assets ......................      (15,375)          452          (102)
         Accounts payable .......................................        8,656        (4,680)        5,199
         Accrued expenses .......................................        4,830           981         1,938
         Current income taxes ...................................         (290)       (3,755)        1,228
                                                                      --------      --------      --------

              Net cash provided by (used in) operating
                activities.......................................       15,505       (20,550)       16,962
                                                                      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property ...............................         --            --           4,492
   Additions to property and equipment ..........................      (14,585)      (19,806)       (9,374)
   Other non-current assets .....................................         (680)       (1,525)           71
                                                                      --------      --------      --------

              Net cash used in investing activities .............      (15,265)      (21,331)       (4,811)
                                                                      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under revolving credit
     facilities, net.............................................        3,396        46,030        (9,809)
   Payments on debt and capital lease obligations ...............       (4,030)       (3,664)       (4,549)
                                                                      --------      --------      --------

              Net cash provided by (used in) financing
                activities.......................................         (634)       42,366       (14,358)
                                                                      --------      --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................         (394)          485        (2,207)
   Cash and cash equivalents, beginning of year .................        1,207           722         2,929
                                                                      --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR ..........................     $    813      $  1,207      $    722
                                                                      ========      ========      ========

(1) 53 week year.

SUPPLEMENTARY CASH FLOW INFORMATION

The Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Interest paid (net of interest capitalized) was $9,780,000 in 2001, $8,147,000 in 2000 and $7,302,000 in 1999. The Company received refunds of income taxes totaling $3,313,000 in 2001, and paid income taxes totaling $3,707,000 in 2000 and $1,607,000 in 1999.

The accompanying notes (pages F-5 through F-18) and summary of significant accounting policies (pages F-19 through F-21) are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                         February 2,    February 3,    January 29,
(in thousands)                              2002           2001           2000
----------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .......     $     813      $   1,207      $     722
    Receivables from customers,
      net ...........................        45,078         41,946         32,142
    Vendor prepayments ..............         9,578           --             --
    Merchandise inventories .........        45,778        100,078         91,905
    Prepaid expenses and other
      assets ........................         6,817          1,020          1,472
    Refundable income taxes .........         2,375          2,085           --
    Deferred taxes ..................          --            6,314          5,494
                                          ---------      ---------      ---------
          Total current assets ......       110,439        152,650        131,735
                                          ---------      ---------      ---------

PROPERTY AND EQUIPMENT, NET .........        93,733         94,333         83,163
                                          ---------      ---------      ---------
OTHER ASSETS ........................        20,971         20,291         18,766
                                          ---------      ---------      ---------
                                          $ 225,143      $ 267,274      $ 233,664
                                          =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit facility ........     $  74,492      $    --        $    --
   Current portion of long-term
     debt ...........................          --            3,844          3,392
   Accounts payable .................         3,607         35,288         39,968
   Accrued expenses .................        13,195         19,693         18,712
   Accrued income taxes .............          --             --            1,670
                                          ---------      ---------      ---------
          Total current
            liabilities .............        91,294         58,825         63,742
                                          ---------      ---------      ---------
LIABILITIES SUBJECT TO COMPROMISE ...       114,469           --             --
                                          ---------      ---------      ---------

LONG-TERM DEBT ......................          --          127,686         85,772
                                          ---------      ---------      ---------
DEFERRED TAXES ......................          --            5,544          6,039
                                          ---------      ---------      ---------
OTHER LIABILITIES ...................         4,981          3,563          3,668
                                          ---------      ---------      ---------
SHAREHOLDERS' EQUITY:
   Common stock .....................         5,975          5,975          5,975
   Paid-in surplus ..................         7,201          7,201          7,201
   Retained earnings ................         1,622         58,879         61,666
   Treasury stock ...................          (399)          (399)          (399)
                                          ---------      ---------      ---------
                                             14,399         71,656         74,443
                                          ---------      ---------      ---------
                                          $ 225,143      $ 267,274      $ 233,664
                                          =========      =========      =========

The accompanying notes (pages F-5 through F-18) and summary of significant accounting policies (pages F-19 through F-21) are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               Common       Paid-in     Retained      Treasury
(in thousands except number of shares)         Stock        Surplus     Earnings       Stock
----------------------------------------------------------------------------------------------
BALANCE, January 30, 1999 ...............     $  5,975     $  7,201     $ 58,160      $   (399)


FIFTY-TWO WEEKS ENDED January 29, 2000:
   Net earnings .........................         --           --          3,506          --
                                              --------     --------     --------      --------

BALANCE, January 29, 2000 ...............        5,975        7,201       61,666          (399)


FIFTY-THREE WEEKS ENDED February 3, 2001:
   Net loss .............................         --           --         (2,787)         --
                                              --------     --------     --------      --------

BALANCE, February 3, 2001 ...............        5,975        7,201       58,879          (399)


FIFTY-TWO WEEKS ENDED February 2, 2002:
   Net loss .............................         --           --        (57,257)         --
                                              --------     --------     --------      --------

BALANCE, February 2, 2002 ...............     $  5,975     $  7,201     $  1,622      $   (399)
                                              ========     ========     ========      ========

PREFERRED STOCK

Authorized 1,000,000 shares, $1 par value; no shares outstanding at January 29, 2000, February 3, 2001 and February 2, 2002.

COMMON STOCK

Authorized 15,000,000 shares, $1 par value; 5,975,4092/3 shares issued at January 29, 2000, February 3, 2001 and February 2, 2002. Shares issued include 187,200 shares in treasury at January 29, 2000, February 3, 2001 and February 2, 2002.

The accompanying notes (pages F-5 through F-18) and summary of significant accounting policies (pages F-19 through F-21) are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTEREST EXPENSE

Components of net interest expense are summarized below:

(in thousands)                                                 2001        2000        1999
---------------------------------------------------------------------------------------------
Revolving credit line ...................................     $ 5,917     $ 4,196     $ 2,794
Real estate obligations .................................       2,431       2,574       2,652
Convertible subordinated debentures .....................       1,704       1,825       1,885
Capital lease obligations ...............................          10          10          22
                                                              -------     -------     -------
                                                               10,062       8,605       7,353
Less interest earned on short-term investments ..........        --          --             8
Less interest capitalized on properties under
  development ...........................................         96         218          68
                                                              -------     -------     -------
                                                              $ 9,966     $ 8,387     $ 7,277
                                                              =======     =======     =======

Under the Federal Bankruptcy Code, the Company is not required to pay interest during its Chapter 11 proceedings on unsecured or under-secured prepetition debt, which includes its 6-3/4% Convertible Subordinated Debentures and trade payables.

NON-RECURRING CHARGES

In fiscal 1999, the Company recorded a pre-tax charge totaling $1,251,000 to fully reserve its investment in a cooperative buying group made several years ago. In August 2001, the Company closed its underperforming store in Saginaw, Michigan. The Company incurred a pre-tax charge of $3,755,000 to write down this property to net realizable value ($2,975,000) and to recognize a reserve for estimated severance and related benefits and expense to hold the closed facility pending disposition ($780,000). The Company made payments of $466,000 against the store closing reserve in fiscal 2001. The balance of the reserve is included in accrued expenses at February 2, 2002. In September 2001, the Company recorded a pre-tax charge of $795,000 related to the closing of its Longwood, Florida store (consisting of a $575,000 lease termination payment and a charge of $220,000 to write off the value of leasehold improvements). In October 2001, the Company incurred a pre-tax charge of $675,000 to recognize a reserve for estimated severance and related benefits in connection with an organizational restructuring. The Company made $431,000 in payments against the reserve in fiscal 2001. At February 2, 2002, $75,000 of the balance of the reserve is included in liabilities subject to compromise and $169,000 is included in accrued expenses.

REORGANIZATION COSTS

Reorganization costs recorded in fiscal 2001 consisted of the following:

(in thousands)                2001
------------------------------------
Store closings ..........    $13,208
Deferred financing
  costs .................      2,218
Professional fees .......      1,593
Discontinued projects ...      1,481
                             -------
                             $18,500
                             =======

On January 30, 2002, the Bankruptcy Court entered an order approving the Company's plan to close five underperforming stores located in Columbus and Toledo, Ohio and Clearwater, Osprey and Tampa, Florida. The Company recorded a pre-tax charge of $13,208,000 related to these store closings, consisting of a charge of $6,358,000 to write down these properties to their estimated net realizable value, $3,020,000 to write down merchandise inventory held at those locations to its estimated net realizable value, $1,655,000 to write off prepaid rents, $1,375,000 to recognize a reserve for claims related to rejection of leases and

$800,000 to recognize a reserve for expenses to hold the closed facilities pending disposition. The estimated net realizable value of the properties was determined through the use of outside appraisals and management's estimates of future net proceeds from disposition. There were no payments made against the reserves in fiscal 2001. At February 2, 2002, the reserve for claims related to rejection of leases is included in liabilities subject to compromise and the reserve for expenses to hold the closed facilities pending disposition is included in accrued expenses. Cash payments against these reserves are expected to aggregate approximately $2,175,000 in fiscal 2002. In addition, the Company wrote off $2,218,000 related to deferred financing costs on prepetition debt, recognized $1,593,000 in bankruptcy related professional fees and wrote off $1,481,000 in costs incurred on new store projects which have been terminated.

GAINS ON SALE OF PROPERTY

In fiscal 1999, the Company sold properties in Dearborn and East Lansing, Michigan, at a combined pre-tax gain totaling $1,717,000. Subsequent to the fiscal 2001 year end, on April 1, 2002, the Company completed the sale of its property in Toledo, Ohio at a pre-tax gain of $9,443,000.

ADVERTISING EXPENSE

The Company expenses advertising costs the first time the advertising takes place. Advertising expense totaled $14,118,000 in 2001, $18,375,000 in 2000 and $18,705,000 in 1999.

TAXES

The provision (credit) for income taxes consisted of:

(in thousands)            2001          2000          1999
------------------------------------------------------------
Currently payable ..... $ (3,635)     $    (48)     $  2,835
Deferred ..............  (16,796)       (1,315)         (947)
Valuation allowance ...   17,566          --            --
                        --------      --------      --------
                        $ (2,865)     $ (1,363)     $  1,888
                        ========      ========      ========

Income taxes as a percent of earnings (loss) before income taxes differed from the statutory Federal income tax rate as follows:

(percent of earnings before income taxes)        2001      2000       1999
--------------------------------------------------------------------------
Statutory Federal income tax rate               (34.0)%    (34.0)%    34.0%
Other ...........................                  --        1.2       1.0
Valuation allowance .............                29.2         --        --
                                                -----      -----      ----

                                                (4.8)%     (32.8)%    35.0%
                                                =====      =====      ====

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes and are classified as current or non-current in the consolidated balance sheets based on the classification of the assets and liabilities which gave rise to the temporary differences. The components of the net deferred income tax asset (liability) at February 2, 2002, February 3, 2001 and January 29, 2000 were as follows:

                                                          February 2,    February 3,  January 29,
(in thousands)                                                2002          2001         2000
-------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Accelerated depreciation ..........................     $  2,787      $  2,497     $  2,192
    Additional pension cost deductible for tax
     purposes .........................................        5,950         5,541        5,184
    Other .............................................          389           393          204
                                                            --------      --------     --------
                                                               9,126         8,431        7,580
                                                            --------      --------     --------
Deferred tax assets:
    Store closing reserves ............................        5,502            --           --
    Accrued employee benefits .........................        1,772         1,476        1,578
    Accrued vacation pay ..............................        1,344         1,530        1,326
    Additional inventory capitalized for tax
      purposes ........................................        1,273         1,215        1,096
    Net operating loss carryforward ...................       14,068         1,244           --
    Deferred rent .....................................        1,549         1,021        1,026
    Other .............................................        1,184         2,715        2,009
                                                            --------      --------     --------
                                                              26,692         9,201        7,035
                                                            --------      --------     --------

Valuation allowance ...................................      (17,566)           --           --
                                                            --------      --------     --------

Net deferred tax asset (liability) ....................     $     --      $    770     $   (545)
                                                            ========      ========     ========

The Company's effective income tax rate for 2001 was applied to the loss before income taxes for 2001 to compute the income tax benefit. The income tax benefit includes refundable taxes to the extent that the Company will realize this benefit through net operating loss carrybacks to prior tax returns.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will be realized. Based on a number of factors, including the significant effect of the tragedies of September 11, the difficulties of the economic slowdown, and management's current financial forecasts, a valuation allowance for its deferred taxes was recorded during 2001, resulting in a non-cash charge of $17,566,000, which consists of $770,000 to record a valuation allowance on previously recorded deferred taxes and $16,796,000 for deferred taxes that would have otherwise been recorded in 2001 due to the uncertainty in realizing these benefits in future periods. Management will continue to assess the future realization of its deferred tax assets and accordingly, the recorded allowance will be subject to further adjustment in future periods.

Tax expense other than income taxes were as follows:

(in thousands)                               2001         2000        1999
---------------------------------------------------------------------------
Payroll taxes .........................     $ 8,581     $ 8,729     $ 8,235
Real estate and personal property
  taxes ...............................       4,430       4,451       4,493
Other taxes ...........................       1,064         974       1,198
                                            -------     -------     -------
                                            $14,075     $14,154     $13,926
                                            =======     =======     =======

CUSTOMER CREDIT AND RECEIVABLES

Credit sales under Jacobson credit plans were 43.9% of total sales in 2001, 36.6% in 2000 and 34.2% in 1999.

Revenues and direct costs associated with the Company's credit program are summarized below:

(in thousands)                                             2001        2000        1999
----------------------------------------------------------------------------------------
Finance charge revenues and fees ....................     $8,175      $5,671      $5,400
                                                          ------      ------      ------
Cost of credit operation:
   Credit and collection administration .............      1,635       1,342       1,250
   Allocated interest expense .......................      1,687       2,952       2,352
   Provision for doubtful accounts, net of
     recoveries .....................................     1,241         971         793
   Provision for income taxes .......................         --         138         342
                                                          ------      ------      ------
                                                           4,563       5,403       4,737
                                                          ------      ------      ------
Net income from credit program ......................     $3,612      $  268      $  663
                                                          ======      ======      ======
   As a percent of credit sales .....................        2.0%        0.2%        0.4%
                                                          ======      ======      ======

The finance charge rate assessed under the Company's credit plans is 21.6%. Allocated interest expense is computed at the average rate of interest incurred on the revolving credit line applied to the average total receivables from customers. The average rate was 6.4% in 2001, 9.1% in 2000 and 7.8% in 1999.

Receivables from customers at year-end were as follows:

                                     February 2,   February 3,   January 29,
(in thousands)                          2002          2001           2000
----------------------------------------------------------------------------
Receivables from customers .......     $45,876       $42,681       $32,701
Less reserve for doubtful
  accounts .......................         798           735           559
                                       -------       -------       -------
                                       $45,078       $41,946       $32,142
                                       =======       =======       =======

Accounts written off, net of recoveries, were $1,178,000 in 2001, $795,000 in 2000 and $833,000 in 1999 (0.67%, 0.47% and 0.54%, respectively, of credit sales).

MERCHANDISE INVENTORIES

All merchandise inventories are valued at cost, which is lower than market, as determined by the retail last-in, first-out (LIFO) method. At year-end, merchandise inventories were as follows:

                                                 February 2,  February 3,   January 29,
(in thousands)                                       2002         2001         2000
----------------------------------------------------------------------------------------
Inventories at first-in, first-out (FIFO)
  cost .......................................     $ 60,265     $115,366     $108,803
Less LIFO reserves ...........................       14,487       15,288       16,898
                                                   --------     --------     --------
                                                   $ 45,778     $100,078     $ 91,905
                                                   ========     ========     ========

LONG-TERM LEASES

At February 2, 2002, the Company was obligated under non-cancelable long-term leases for certain stores or portions of stores, and for certain fixtures and equipment. Many of the leases contain renewal options. Most require payment of taxes, insurance, and other costs applicable to the property and some require additional rentals based on percentages of sales, which are recorded as rental expense for both capital and operating leases.

Future minimum rental commitments as of February 2, 2002, for all non-cancelable leases which had a remaining term of more than one year were as follows:

                                                                    Operating    Capital
(in thousands)                                                       Leases       Leases
-----------------------------------------------------------------------------------------

2002 ..........................................................     $ 10,136     $    803
2003 ..........................................................        9,763          796
2004 ..........................................................        9,629          796
2005 ..........................................................        9,249          796
2006 ..........................................................        9,068          796
Thereafter ....................................................      102,493        7,987
                                                                    --------     --------
Total minimum lease payments ..................................     $150,338       11,974
                                                                    ========
Less imputed interest .........................................                     5,567
                                                                                 --------
Capital lease obligations, including current maturities
  of $803......................................................                  $  6,407
                                                                                 ========

Future minimum rental commitments as of February 2, 2002 under operating leases include commitments for the Company's Osprey, Clearwater and Tampa, Florida stores. Subsequent to year end, on March 31, 2002, as permitted under the Bankruptcy Code, the Company rejected its unexpired leases on these stores. The Company recorded a pre-tax charge of $1,375,000 in 2001 to reserve for claims related to the rejection of these leases. Had future minimum rental commitments for these stores been excluded from the above table, annual minimum operating lease commitments would be $9,170 for 2002, $8,797 for 2003, $8,663 for 2004,
$8,344 for 2005, $8,528 for 2006 and $100,714 thereafter.

Capital leases are treated as installment purchases of depreciable property and included in the consolidated balance sheets as property and equipment while the related lease obligations are included in liabilities subject to compromise. Interest based on these obligations and amortization based on the lease terms are charged to current operations in lieu of rental expense. All other leases are considered operating leases and are accounted for by recording rental expense over the terms of the leases.

Rental expense (net of rental income) was as follows:

(in thousands)                   2001         2000        1999
---------------------------------------------------------------
Buildings and improvements:
   Operating leases:
      Minimum rent ........     $ 9,492     $ 8,784     $ 7,685
      Percentage rent .....         708       1,367       1,491
   Capital leases:
      Percentage rent .....         303         248         163
                                -------     -------     -------
                                $10,503     $10,399     $ 9,339
                                =======     =======     =======
Fixtures and equipment:
   Operating leases .......     $   940     $   992     $   949
                                =======     =======     =======

PROPERTY AND EQUIPMENT

Property and equipment, net of valuation allowances, at year-end are set forth below:

                                                  February 2,  February 3,  January 29,
(in thousands)                                       2002         2001         2000
---------------------------------------------------------------------------------------
Land and improvements ........................     $  7,547     $  8,104     $  8,085
Buildings and improvements ...................       81,580       88,085       86,248
Furniture, fixtures and equipment ............       80,602       68,056       57,271
Leasehold improvements .......................       26,369       23,494       13,848
Construction in progress .....................            6        3,081        5,561
Capital leases ...............................       13,161        9,186        9,186
                                                   --------     --------     --------
                                                    209,265      200,006      180,199
Less accumulated depreciation and
  amortization................................      115,532      105,673       97,036
                                                   --------     --------     --------
                                                   $ 93,733     $ 94,333     $ 83,163
                                                   ========     ========     ========

Depreciation and amortization amounted to $10,597,000 in 2001, $8,636,000 in 2000, and $8,425,000 in 1999.

CAPITAL AND MAINTENANCE EXPENDITURES

Capital expenditures, including amounts under capital leases, for the past three years are summarized below:

               Stores and Store     Support Facilities
(in thousands)  Modernization          and Equipment            Total
----------------------------------------------------------------------
2001..........     $11,688               $ 2,897               $14,585
2000..........      16,465                 3,341                19,806
1999..........       7,909                 1,465                 9,374

Stores and store modernization expenditures include those made for the acquisition of land, buildings and improvements, and related fixtures and equipment for new stores and expansion and re-fixturing of existing stores. Support facilities and equipment expenditures relate to information systems and corporate office and service center facilities.

Repairs and maintenance expense totaled $1,391,000 in 2001, $1,727,000 in 2000, and $1,928,000 in 1999.

RETIREMENT PLANS

The Company has a trusteed non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under the plan are based on a final average pay formula. Service cost and the projected benefit obligation under the projected unit credit actuarial method reflect the impact of estimated increases in compensation on future pension benefits. Unrecognized pension costs and credits, including actuarial gains and losses, are amortized over the average remaining service period of those employees expected to receive pension benefits. Pension credit was $1,299,000 in 2001, $1,048,000 in 2000 and $94,000 in 1999. The Company's funding policy satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Pension plan assets are managed by independent investment managers.

Net periodic pension expense (credit) was as follows:

(in thousands)                                              2001             2000              1999
-----------------------------------------------------------------------------------------------------
Components of Net Pension Expense (Credit):
Service cost for benefits earned during the
  year ..........................................         $ 1,541           $ 1,411           $ 1,386
Interest cost on projected benefit obligation ...           4,166             4,070             3,888
Expected return on assets .......................          (6,983)           (6,506)           (5,686)
Net amortization and deferral ...................             (23)              (23)              318
                                                          -------           -------           -------

Net pension expense (credit) ....................         $(1,299)          $(1,048)          $   (94)
                                                          =======           =======           =======

Changes in the projected benefit obligation, plan assets and reconciliation of the funded status of the plan were as follows:


                                                                                 December 31,
                                                                ----------------------------------------------
(in thousands)                                                    2001               2000               1999
--------------------------------------------------------------------------------------------------------------
Change in Projected Benefit Obligation:
   Projected benefit obligation at beginning of year .....      $ 57,564           $ 54,219           $ 59,317
   Service cost for benefits earned during the year ......         1,541              1,411              1,386
   Interest cost on projected benefit obligation .........         4,166              4,070              3,888
   Actuarial (gain) loss .................................         4,072              1,590             (7,231)
   Benefits paid .........................................        (3,769)            (3,726)            (3,141)
                                                                --------           --------           --------

           Projected benefit obligation at end of year....      $ 63,574           $ 57,564           $ 54,219
                                                                ========           ========           ========

Change in Plan Assets:
   Fair value of plan assets at beginning of year ........      $82,085 $            90,714           $ 69,888
   Actual return on plan assets ..........................        (8,021)            (4,903)            23,967
   Benefits paid .........................................        (3,769)            (3,726)            (3,141)
                                                                --------           --------           --------

           Fair value of plan assets at end of year ......      $ 70,295           $ 82,085           $ 90,714
                                                                ========           ========           ========

Reconciliation of Funded Status:
   Funded status .........................................      $  6,720           $ 24,521           $ 36,495
   Unrecognized net actuarial (gain) loss ................        10,780             (8,320)           (21,342)
                                                                --------           --------           --------

           Net prepaid pension cost(1) ...................      $ 17,500           $ 16,201           $ 15,153
                                                                ========           ========           ========

(1)Included in other assets on the consolidated balance sheets.

Actuarial Assumptions                    2001     2000     1999
----------------------------------------------------------------
Discount rate:
   Beginning of year ................   7-1/2%   7-3/4%   6-3/4%
   End of year ......................   7-1/4    7-1/2    7-3/4
Expected return on plan assets ......   9        9        9
Rate of increase in compensation ....   5        5        5

The Company contributed and charged to expense $250,000 in 2001, $266,000 in 2000 and $288,000 in 1999 for multi-employer pension plans. These contributions were determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Under the provisions of the Multi-Employer Pension Plan Amendments Act of 1980, if the Company should substantially or totally withdraw from a multi-employer pension fund, it would be required to continue contributions to such plan to the extent of its portion of the plan's unfunded vested liability. Management has no plans to terminate operations that would subject the Company to such liability.

The Company has a qualified salary deferral plan under Internal Revenue Code
Section 401(k). All employees of the Company who have completed one year of service and are at least age 21 are eligible to participate in this plan. Under this plan, the Company may elect to match 20% of the first 3% of employee contributions per participant. These matching contributions vest immediately. The charges to operations for matching contributions to the plan were $307,000 in 2001, $365,000 in 2000 and $336,000 in 1999.

ACCRUED EXPENSES

Accrued expenses at year-end were as follows:

                                   February 2,    February 3,    January 29,
(in thousands)                        2002           2001            2000
----------------------------------------------------------------------------
Wages and vacation pay ......        $ 2,955        $ 9,368        $ 7,830
Taxes other than income
  taxes .....................           813          2,453          2,018
Interest ....................          1,128          1,238            845
Other .......................          8,299          6,634          8,019
                                     -------        -------        -------
                                     $13,195        $19,693        $18,712
                                     =======        =======        =======

LIABILITIES SUBJECT TO COMPROMISE

As discussed under Chapter 11 Reorganization and Basis of Presentation in the Summary of Significant Accounting Policies below, the Company filed a petition on January 15, 2002 with the United States Bankruptcy Court seeking relief to reorganize under Chapter 11. As a result, the payment of prepetition liabilities has been stayed with minor exceptions for ongoing payroll, employee benefits and certain liabilities related to store operations, such as distribution charges and customer policies, and except for liabilities under the Company's Amended and Restated Loan and Security Agreement dated as of July 18, 2001 which were refinanced under the Company's Debtor in Possession Loan and Security Agreement, dated as of January 30, 2002, as amended. These liabilities as of January 15, 2002 are recorded on the Consolidated Balance Sheets as liabilities subject to compromise. Amounts due under the Debtor In Possession Loan and Security Agreement have been classified as a current liability as a result of their January 30, 2003 maturity date.

The Company was in default under a number of covenants relating to its long-term debt as of February 2, 2002. In normal circumstances, such unwaived defaults would have resulted in the classification of such debt as currently due. However, because of the stay of such debt as a result of the Company's Chapter 11 filing and the adoption of the AICPA Statement of Position 90-7, which has resulted in the classification of such debt as liabilities subject to compromise, the Company believes that such debt is a current liability, subject only to the outcome of the reorganization plan. In accordance with the automatic stay provisions of the Chapter 11 proceedings, the Company has discontinued accruing interest on its unsecured and under-secured indebtedness, covering approximately $24,376,000 in principal amount of its liabilities subject to compromise. Approximately $38,428,000 of the long-term debt subject to compromise is secured by specific real estate. The remainder of this indebtedness is unsecured.

Lenders with secured claims have rights under the Bankruptcy Code to request that the Company make adequate protection payments while in Chapter 11. Subsequent to year end, the Bankruptcy Court entered orders requiring the Company to make adequate protection payments to certain lenders, the amount of which is not material.

Liabilities subject to compromise consisted of the following:


                                                     February 2,
(in thousands)                                          2002
----------------------------------------------------------------
Accounts payable ..............................        $ 40,337
Accrued expenses ..............................          11,328
Mortgage notes and collateral trust bonds .....          24,129
Industrial development revenue bond
  obligations .................................           7,892
Convertible subordinated debentures ...........          24,376
Capital lease obligations .....................           6,407
                                                       --------
                                                       $114,469
                                                       ========

FINANCING

On February 26, 2002, the Bankruptcy Court entered an order approving, among other documents, the Debtor In Possession Loan and Security Agreement, dated as of January 30, 2002, as amended, among Fleet Retail Finance Inc., the lenders named in the agreement and the Company. This revolving credit facility replaces the Company's $150,000,000 prepetition Amended and Restated Loan Agreement entered into with Fleet Retail Finance, Inc. as of July 18, 2001, which replaced the Company's $100,000,000 revolving credit facility under a Revolving Credit Agreement with a commercial lender. Amounts due under the Amended and Restated Loan Agreement were repaid with borrowings under the Debtor In Possession Loan and Security Agreement. These borrowings are classified as current liabilities because of the January 30, 2003 maturity date of the loans under the Debtor In Possession Loan and Security Agreement.

The new revolving credit facility provides for borrowings of up to $100,000,000, subject to a borrowing base limitation and availability reserves. Loans under the facility bear interest at the banks' prime rate plus 1.50%, payable monthly in arrears. The facility also permits up to $5,000,000 in letters of credit, which decrease the amount available for borrowings. Letter of credit fees are 4% a year of their face amount, payable quarterly in arrears, plus other customary fees and amounts. Interest rates and letter of credit fees increase by 2% after a default.

Borrowings under the new facility may be used solely (1) to retire the Company's indebtedness under the Amended and Restated Loan and Security Agreement, dated as of July 18, 2001 ($91,728,539 at January 15, 2002), (2) for the purposes set forth in the Company's business plan delivered to the lenders, and (3) for the issuance of letters of credit permitted by the agreement. The obligations of the Company under the new facility are secured by all of the Company's and its subsidiaries' assets and are an allowed administrative expense with priority under Bankruptcy Code Section 364(c)(1) having priority over any claims, including claims under Sections 105, 326, 328, 330, 331, 503(b), 506(c), 507(a),
507(b), 546(c), 726, 1113 and 1114 of the Bankruptcy Code, except for Permitted Prior Liens, certain Avoidance Actions and the Carve Out Reserve (as defined in the agreement and in the order approving the facility).

Borrowings under the facility mature on January 30, 2003 or the date of substantial consummation of a plan of reorganization in the Company's bankruptcy proceedings, if earlier. The Company may terminate the facility early upon 90 days notice if it pays a termination fee of $1,000,000. The facility was subject to closing and structuring fees of $1,000,000 and an agent's fee of $100,000, and is subject to an unused line fee equal to one-half of one percent a year of the excess of $100,000,000 over the average amount of loans and letters of credit outstanding. The facility includes, among other things, covenants restricting indebtedness, liens, asset dispositions, capital stock redemptions, dividend payments and lease rejections and requiring minimum sales and inventory purchases.

Revolving credit line borrowings and interest rates for the past three years were as follows:

(in thousands)                                     2001             2000             1999
--------------------------------------------------------------------------------------------
Maximum amount outstanding ..............        $114,024         $ 78,327         $ 51,645
Daily weighted average amount
  outstanding............................          92,557           45,794           36,071
Daily weighted average interest rate ....             6.4%             9.1%             7.8%

At year-end, total debt consisted of the following:

                                                           February 2,      February 3,    January 29,
(in thousands)                                                 2002            2001            2000
------------------------------------------------------------------------------------------------------
6-3/4% Convertible Subordinated Debentures ..........        $ 24,376        $ 25,579        $ 26,788
Mortgage notes and collateral trust bonds,
   at rates from 5.89% to 9.10% .....................          24,129          26,567          28,640
Industrial development revenue bond obligations,
    at variable rates below prime ...................           7,892           8,209           8,525
Notes under revolving credit line, at prime plus
  1.5%...............................................          74,492          71,096          25,066

Capital lease obligations ...........................           6,407              79             145
                                                             --------        --------        --------
                                                             $137,296        $131,530        $ 89,164
                                                             ========        ========        ========


Amount classified as long-term debt..................        $     --        $127,686        $ 85,772
Amount classified as current portion of long-term
  debt...............................................          74,492           3,844           3,392
Amount classified as liabilities subject to
  compromise.........................................          62,804              --              --
                                                             --------        --------        --------
                                                             $137,296        $131,530        $ 89,164
                                                             ========        ========        ========

The 6-3/4% Convertible Subordinated Debentures are convertible to shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at $32.67 per share, subject to adjustment in certain events. The debentures are redeemable at the option of the Company at par. Mandatory annual sinking fund payments of $1,725,000 are required each December 15. At February 2, 2002, 783,000 shares of authorized common stock were reserved for conversion. Because of its liquidity problems, the Company elected not to make $226,000 in sinking fund payments and $823,000 in interest payments that were due on December 15, 2001 under its 6-3/4% Convertible Subordinated Debentures. Such non-payment would have allowed the trustee, absent the Company's January 15, 2002 Chapter 11 filing, to require immediate payment of the $24,376,000 principal amount and $823,000 prepetition interest of those debentures.

Also, the Company's Chapter 11 filings result in the automatic stay of the commencement or prosecution of claims against the Company that arose before January 15, 2002. Until a reorganization plan is confirmed by the Bankruptcy Court, payments of prepetition liabilities are limited to those approved by the Bankruptcy Court. As a result, the Company has received temporary relief from satisfying some of its liabilities outstanding on January 15, 2002, including liabilities under its 6-3/4% Convertible Subordinated Debentures, mortgage notes, collateral trust bonds and industrial development revenue bond obligations. As a result, these amounts have been reclassified as liabilities subject to compromise. See "Liabilities Subject to Compromise."

In addition, under the Federal Bankruptcy Code, the Company is not required to pay interest during its Chapter 11 proceedings on unsecured or under-secured prepetition debt, which includes its 6-3/4% Convertible Subordinated Debentures and trade payables. See "Liabilities Subject to Compromise."

The Company's current loan agreements include, among other things, covenants requiring minimum working capital and minimum net worth, and restricting capital expenditures, capital stock redemptions and dividend payments. The revolving credit facility prohibits cash dividends.

Based on the quoted market price of the 6-3/4% Convertible Subordinated Debentures and on the current rates for other debt of similar remaining maturities (based on contractual maturities), the estimated fair value of total debt, excluding capital lease obligations, was less than the carrying value by approximately $8,000,000 at February 2, 2002, $9,500,000 at February 3, 2001 and $8,200,000 at January 29, 2000.

STOCK OPTIONS

At February 2, 2002, 1,138,375 shares of Jacobson Stores Inc. common stock were reserved for issuance under a stock option plan adopted in 1994 and options for an additional 261,625 shares were available for grant to directors and employees.

The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", but continues to account for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined in accordance with SFAS No. 123 in 2001, the Company would have reported a net loss of $57,981,000 ($10.02 per share). Under SFAS No. 123, in 2000 the Company would have reported a net loss of $3,416,000 ($0.59 per share) and in 1999 the Company's net earnings and earnings per common share would have been $2,952,000 ($0.51 per share).

Option activity for the past three years was as follows:

                                                                         Number    Weighted Average
                                                                       of Shares     Option Price
---------------------------------------------------------------------------------------------------
Options outstanding at January 30, 1999 (including
   exercisable options for 456,907 shares) ...................          734,875        $10.02

Activity during 1999:
   Granted ...................................................          126,500          6.47
   Expired ...................................................           41,250         10.79
                                                                      ---------

Options outstanding at January 29, 2000 (including
   exercisable options for 542,375 shares) ...................          820,125          9.42

Activity during 2000:
   Granted ...................................................          241,500          5.04
   Expired ...................................................           88,500          9.29
                                                                      ---------

Options outstanding at February 3, 2001 (including exercisable
   options for 704,125 shares) ...............................          973,125          8.34

Activity during 2001:
   Granted ...................................................          523,500          3.13
   Expired ...................................................          358,250          8.37
                                                                      ---------

Options outstanding at February 2, 2002 (including exercisable
   options for 546,500 shares) ...............................        1,138,375        $ 5.94
                                                                      =========        ======

The weighted average fair value of options granted in 2001, 2000 and 1999 totaled $2.57, $2.10 and $3.91, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in valuing the option grants for 2001, 2000 and 1999, respectively, were expected life, 10.0, 8.0 and 9.7 years; interest rate, 4.9%, 6.3% and 5.3%; and volatility (the measure by which the stock price has fluctuated or will be expected to fluctuate during the period), 75.7%, 64.3% and 41.5%.

At February 2, 2002, 738,000 of the outstanding options have exercise prices that range between $2.51-$5.44, with a weighted average exercise price of $3.71. Of these options, 211,500 options are exercisable, with a weighted average exercise price of $4.47 and a weighted average contractual maturity of 8.5 years. The remaining 400,375 outstanding options have exercise prices that range between $6.41-$14.38, with a weighted average exercise price of $10.05. Of these options, 335,000 options are exercisable, with a weighted average exercise price of $10.19 and a weighted average contractual maturity of 5.1 years.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. Earnings per common share are calculated as follows:

(dollars and shares in thousands)                                      2001             2000             1999
---------------------------------------------------------------------------------------------------------------
Earnings (loss) available to common shareholders ............        $(57,257)        $ (2,787)        $  3,506
                                                                     ========         ========         ========

Weighted average common shares outstanding ..................           5,788            5,788            5,788
Dilutive stock options ......................................              --               --               --
                                                                     --------         --------         --------
   Shares used to calculate diluted earnings per common
     share...................................................           5,788            5,788            5,788
                                                                     ========         ========         ========

Earnings (loss) per common share:
   Basic ....................................................        $  (9.89)        $   (.48)        $    .61
   Diluted ..................................................           (9.89)            (.48)             .61
                                                                     ========         ========         ========

Potential common shares attributable to stock options or assumed conversion of debentures are reported in the above table only if dilutive. As the Company incurred a net loss for 2001 and 2000, stock options would be anti-dilutive to earnings per share and have not been included in diluted loss per common share. Potential shares represented by anti-dilutive stock options totaled 1,138,000, 973,000 and 810,000 in 2001, 2000 and 1999, respectively.

The Company's 6-3/4% Convertible Subordinated Debentures due 2011 represent potential common shares for computation of diluted earnings per share, but are anti-dilutive for 2001, 2000 and 1999. Assumed conversion of the debentures would have added 746,000, 800,000 and 847,000 to shares used to calculate diluted earnings per share in 2001, 2000 and 1999, respectively.

CONDENSED BALANCE SHEETS

Condensed balance sheets of Jacobson Stores Realty Company and merchandising operations are shown below:

                                                      February 2,      February 3,       January 29,
(in thousands)                                           2002              2001             2000
----------------------------------------------------------------------------------------------------
JACOBSON STORES REALTY COMPANY
Current assets ................................        $     767         $     319        $     220
Advances to Jacobson Stores Inc. ..............           32,609            33,135           33,116
Property and equipment, net ...................           31,173            36,776           39,089
Investments and other assets ..................               81             2,094            2,208
                                                       ---------         ---------        ---------
       Assets .................................        $  64,630         $  72,324        $  74,633
                                                       =========         =========        =========

Current liabilities ...........................        $     497         $   3,197        $   4,100
Liabilities subject to compromise .............           38,428                --               --
Long-term debt ................................               --            32,433           34,542
Other liabilities .............................              944               811            1,055
Equity of Jacobson Stores Inc. ................           24,761            35,883           34,936
                                                       ---------         ---------        ---------
       Liabilities and Equity .................        $  64,630         $  72,324        $  74,633
                                                       =========         =========        =========

JACOBSON STORES INC. (merchandising operations)
Current assets ................................        $ 106,323         $ 150,307        $ 131,575
Property and equipment, net ...................           62,560            57,557           44,074
Investments and other assets ..................           23,926            21,294           19,716
                                                       ---------         ---------        ---------
       Assets .................................        $ 192,809         $ 229,158        $ 195,365
                                                       =========         =========        =========

Current liabilities ...........................        $  89,821         $  53,603        $  59,702
Liabilities subject to compromise .............           76,041                --               --
Long-term debt ................................               --            95,254           51,230
Other liabilities .............................            4,974             9,293            9,710
Advances from subsidiaries ....................           41,133            41,659           41,640
Shareholders' equity ..........................          (19,160)           29,349           33,083
                                                       ---------         ---------        ---------
       Liabilities and Equity .................        $ 192,809         $ 229,158        $ 195,365
                                                       =========         =========        =========

Jacobson Credit Corp. had no financial activity in 2001, 2000 or 1999. Its balance sheet includes Advances to Jacobson Stores Inc. and offsetting Equity of Jacobson Stores Inc. totaling $8,524,000.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF REPORTING. Jacobson Stores Inc. operates specialty department stores in 18 cities in Michigan, Indiana, Kansas, Kentucky and Florida. The consolidated financial statements include the accounts of the Company and two wholly-owned subsidiaries, Jacobson Stores Realty Company and Jacobson Credit Corp. All significant inter-company transactions and balances have been eliminated.

FISCAL YEAR. The Company's fiscal year ends on the Saturday nearest January 31. Fiscal year 2001 consisted of 52 weeks and ended February 2, 2002. Fiscal year 2000 consisted of 53 weeks and ended February 3, 2001. Fiscal year 1999 consisted of 52 weeks and ended January 29, 2000.

NET SALES. Net Sales include sales of merchandise, net of returns and exclusive of sales taxes. Restaurant and alteration revenues are reflected as a reduction of cost of merchandise sold. Finance charge revenues are recorded as income when earned and are reflected as a reduction of selling, general and administrative expenses.

RECEIVABLES FROM CUSTOMERS. An account is reviewed for write-off if one full monthly payment (payment of 10% effective October 2000 and 20% prior to October
2000) has not been received during the previous four month period or if it is otherwise determined that the account is uncollectible.

VENDOR PREPAYMENTS. Vendor prepayments for 2001 result primarily from prepayments made by the Company for merchandise not yet received at February 2, 2002. The prepayments were necessary as the Company had difficulty obtaining trade credit from vendors and factors.

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

INCOME TAXES. Deferred income taxes result from differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements (temporary differences) and are adjusted for changes in tax laws and rates. In addition, the amount of any future tax benefits is reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis.

EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share give effect to potential common shares represented by stock options and the Company's 6-3/4% Convertible Subordinated Debentures due 2011, except if anti-dilutive. If dilutive, the debentures would be converted to common stock in the computation of diluted earnings per share with a corresponding increase in net earnings to reflect reduction in related interest expense, net of income taxes.

FINANCIAL INSTRUMENTS. With the exception of liabilities subject to compromise, long-term debt and shareholders' equity, the Company records all financial instruments, including cash equivalents, receivables from customers and accounts payable, at or in amounts approximating market value.

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

RECLASSIFICATIONS. Certain amounts in prior year financial statements have been reclassified to conform to the 2001 presentation. None of these reclassifications affected net earnings.

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

CHAPTER 11 REORGANIZATION AND BASIS OF PRESENTATION. The Company experienced losses as a result of, among other things, difficulties arising from the economic slowdown as experienced throughout the retail department store industry, which was exacerbated by the tragic events of September 11, 2001. Consequently, the Company began experiencing a liquidity crisis. As of November 3, 2001 (the end of the Company's third quarter), the Company was not in compliance with financial covenants on five real estate mortgage loans with three lenders, covering $23,621,000 in principal amount of debt. Because of these liquidity problems, the Company elected not to make $226,000 in sinking fund payments and $823,000 in interest payments that were due on December 15, 2001 under its 6-3/4% Convertible Subordinated Debentures. Such non-payment would have allowed the trustee, absent the Company's January 15, 2002 Chapter 11 filing, to require immediate payment of $24,376,000 principal amount and $823,000 prepetition interest of those debentures. These defaults also resulted in a default under the Company's revolving credit facility.

On January 15, 2002, Jacobson Stores Inc., Jacobson Stores Realty Company and Jacobson Credit Corp. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan, Southern Division. Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession while it develops a plan of reorganization to make an orderly restructuring of its operations.

Under the provisions of the Bankruptcy Code, actions to enforce specified claims against the Company are stayed if such claims arose, or are based on events that occurred, before January 15, 2002. The terms of the ultimate settlement of these liabilities will be determined based upon a plan of reorganization to be confirmed by the Bankruptcy Court. Such liabilities, other than indebtedness under the Company's revolving credit facility, are recorded in the Consolidated Balance Sheets as liabilities subject to compromise. Indebtedness under the Company's revolving credit facility was refinanced under the Company's Debtor
In Possession Loan and Security Agreement, dated as of January 30, 2002, as amended, and is classified as a current liability as a result of the January 30, 2003 maturity date of those loans. Additional liabilities subject to compromise may arise after January 15, 2002 as a result of claims filed by parties affected by the Company's rejection of executory contracts, including leases, and from the Bankruptcy Court's resolution of allowed claims, including contingent claims and other disputed amounts. The Company has endeavored to notify all known or potential creditors of the Chapter 11 filing to identify all prepetition claims. Generally, creditors have until the May 23, 2002 bar date to file claims.

         The ability of the Company to effect a successful reorganization under Chapter 11 will depend, in significant part, on the Company's ability to formulate a confirmable plan of reorganization that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. In a Chapter 11 reorganization plan, the rights of the Company's creditors may be substantially altered. Creditors may realize less than the full face amount of their claims. It is impossible at this time to predict the actual recovery, if any, the creditors might ultimately realize, any other outcome of the Chapter 11 proceedings or their effect on the Company's business. Any plan of reorganization approved by the Bankruptcy Court, however, will likely require significant amounts of the Company's cash to pay liabilities subject to compromise and other liabilities.

        Although the Company is authorized to operate its business as a debtor-in-possession, it may not engage in transactions outside the ordinary course of business without first obtaining Bankruptcy Court approval after notice and hearing. If the Company fails to raise the capital necessary to enable it to formulate a confirmable plan of reorganization, it would have a material adverse affect on the Company's operations and liquidity and could require the Company to sell or discontinue all or part of its operations.

The Company is following the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." This statement modifies standard reporting practices, requiring, among other things, separate disclosure of all liabilities subject to compromise in a plan of reorganization and the segregation of items directly related to the Chapter 11 filing from operating results. The Company also intends to follow the statement's requirements for reporting upon confirmation of a plan of reorganization, if any.

The accompanying consolidated financial statements have been prepared on a going concern basis assuming the realization of assets and liquidation of post-petition liabilities in the ordinary course of business. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with debtor-in-possession financing agreements and the ability to generate sufficient cash from operations to meet obligations.

ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations completed after June 30, 2001, and requires the use of purchase accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. The Company will account for future business combinations under SFAS No. 141. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the statement early. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment at least on an annual basis. The Company adopted SFAS No. 142 effective February 3, 2002. Management does not believe the adoption of SFAS No. 142 will have a material impact on the financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early application encouraged. Management does not believe the adoption of this pronouncement will have a material impact on the financial statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                        QUARTERLY INFORMATION (unaudited)

OPERATING RESULTS

The unaudited quarterly operating results shown below were prepared using the same accounting policies that are applied to the annual data.

                                                                        Quarter
                                                 -----------------------------------------------------
(in thousands except per share data)               First        Second          Third          Fourth
------------------------------------------------------------------------------------------------------
2001
----
Net sales ..................................     $ 113,408     $  87,974      $  86,196      $ 114,227
Cost of merchandise sold, buying and
   occupancy expenses ......................        73,126        70,131         57,973         84,512
Non-recurring charges ......................            --         3,755          1,470             --
Reorganization charges .....................            --            --             --         18,500
Selling, general and administrative
  expenses..................................        35,905        33,178         34,221         39,190
Interest expense, net ......................         2,519         2,560          2,520          2,367
Earnings (loss) before income taxes ........         1,858       (21,650)        (9,988)       (30,342)
Net earnings (loss) ........................         1,208       (14,271)       (13,886)       (30,308)
Earnings (loss) per common share:
   Basic ...................................     $     .21     $   (2.47)     $   (2.40)     $   (5.23)
   Diluted .................................           .21         (2.47)         (2.40)         (5.23)

2000
----
Net sales ..................................     $ 115,179     $  93,871      $  96,598      $ 154,471
Cost of merchandise sold, buying and
   occupancy expenses ......................        72,790        67,165         63,261        103,263
Selling, general and administrative
  expenses..................................        36,286        31,609         35,168         46,340
Interest expense, net ......................         1,817         1,810          1,920          2,840
Earnings (loss) before income taxes ........         4,286        (6,713)        (3,751)         2,028
Net earnings (loss) ........................         2,786        (4,364)        (2,438)         1,229
Earnings (loss) per common share:
   Basic ...................................     $     .48     $    (.75)     $    (.42)     $     .21
   Diluted .................................           .48          (.75)          (.42)           .21

1999
----
Net sales ..................................     $ 113,959     $  94,186      $  94,380      $ 145,550
Cost of merchandise sold, buying and
    occupancy expenses .....................        73,697        68,609         60,684         93,422
Selling, general and administrative
  expenses..................................        34,391        31,132         34,554         39,381
Interest expense, net ......................         1,804         1,773          1,697          2,003
Non-recurring charges ......................            --            --             --          1,251
Gains on sale of property ..................            --          (523)            --         (1,194)
Earnings (loss) before income taxes ........         4,067        (6,805)        (2,555)        10,687
Net earnings (loss) ........................         2,644        (4,423)        (1,661)         6,946
Earnings (loss) per common share:
   Basic ...................................     $     .46     $    (.76)     $    (.29)     $    1.20
   Diluted .................................           .46          (.76)          (.29)          1.20

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

               As Reported                  As Reallocated
        -------------------------     -------------------------
Quarter  2001      2000      1999      2001      2000      1999
-----------------------------------------------------------------------------------------------------
1st     $ --      $ .04      $.04     $(.04)    $(.04)    $(.03)
2nd       --       (.04)      .03      (.03)     (.04)     (.02)
3rd       --        --        .03      (.04)     (.04)     (.02)
4th      (.14)     (.18)     (.20)     (.03)     (.06)     (.03)
        -----     -----     -----     -----     -----     -----
        $(.14)    $(.18)    $(.10)    $(.14)    $(.18)    $(.10)
        =====     =====     =====     =====     =====     =====

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Jacobson Stores Inc.:

We have audited the accompanying consolidated balance sheets of JACOBSON STORES INC. (a Michigan corporation) and subsidiaries as of February 2, 2002, February 3, 2001 and January 29, 2000 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacobson Stores Inc. and subsidiaries as of February 2, 2002, February 3, 2001 and January 29, 2000 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Company's Summary of Significant Accounting Policies, Chapter 11 Reorganization and Basis of Presentation, the Company voluntarily filed for Chapter 11 bankruptcy protection on January 15, 2002. This action, which was taken primarily as a result of the economic slowdown in the retail department store industry, the resultant negative impact on the Company's liquidity and the Company's failure to remain in compliance with the financial covenants on certain of its indebtedness, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/  ARTHUR ANDERSEN LLP
                                              ------------------------

Detroit, Michigan
April 15, 2002

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                FEBRUARY 2, 2002
                                 (in thousands)

              Column A                       Column B     Column C    Column D    Column E

                                                           Amounts
                                                           Charged   Deductions
                                              Balance    (Credited)      For       Balance
                                             Beginning   to Costs &    Amounts     End of
             Description                     of Period    Expenses      Paid        Period
             -----------                     ---------    --------      ----        ------
52 WEEKS ENDED JANUARY 29, 2000:

Store Closing Costs -
    Reserve to state property and
       equipment at estimated fair value     $      --     $    --     $    --     $    --
    Expense to hold closed facilities
       pending disposition                         125          --         125          --
                                             ---------     -------     -------     -------

                                             $     125     $    --     $   125     $    --
                                             =========     =======     =======     =======

53 WEEKS ENDED FEBRUARY 3, 2001:

Store Closing Costs -
    Reserve to state property and
       equipment at estimated fair value     $      --     $    --     $    --     $    --
    Expense to hold closed facilities
       pending disposition                          --          --          --          --
                                             ---------     -------     -------     -------

                                             $      --     $    --     $    --     $    --
                                             =========     =======     =======     =======

52 WEEKS ENDED FEBRUARY 2, 2002:

Store Closing Costs -
    Reserve to state property and
       equipment at estimated fair value     $      --     $10,988     $    --     $10,988
    Reserve for lease rejection costs               --       1,375          --       1,375
    Expense to hold closed facilities
       pending disposition                          --       1,580         466       1,114
Restructuring Costs
    Severance and related costs                     --         675         431         244
                                             ---------     -------     -------     -------

                                             $      --     $14,618     $   897     $13,721
                                             =========     =======     =======     =======

                          REPORT OF INDEPENDENT PUBLIC
                   ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the shareholders of Jacobson Stores Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of JACOBSON STORES INC., and subsidiaries included in this Form 10-K, and have issued our report thereon dated April 15, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed at item 14(a)2 on page S-1 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         /s/  ARTHUR ANDERSEN, LLP
                                         -------------------------


Detroit, Michigan,
   April 15, 2002

                                    EXHIBITS

EXHIBITS
--------
4(a)     Debtor In Possession Loan and Security Agreement, dated as of January
         30, 2002, among Jacobson Stores Inc., Jacobson Stores Realty Company,
         Jacobson Credit Corp., Fleet Retail Finance Inc. and the lenders listed on the signature pages.

4(b) Amendment No. 1 to Debtor In Possession Loan and Security Agreement, dated as of February 26, 2002, among Jacobson Stores, Inc., Jacobson
         Stores Realty Company, Jacobson Credit Corp., Fleet Retail Finance Inc.
         and the lenders party to the Debtor In Possession Loan and Security
         Agreement.

10(a)* Severance Compensation Agreement, effective as of March 26, 2002, between Jacobson Stores Inc. and Carol Williams.

10(b)* Severance Compensation Agreement, effective as of March 26, 2002, between Jacobson Stores Inc. and Paul W. Gilbert.

10(c)* Severance Compensation Agreement, effective as of March 26, 2002, between Jacobson Stores Inc. and James A. Rodefeld.

10(d)* Jacobson Stores Inc. et. al Severance Pay and Retention Bonus Plan, effective as of March 26, 2002.

10(e)    Engagement Agreement, dated as of February 21, 2002, between Jacobson
         Stores Inc. and Financo, Inc.

10(f)    Agency Agreement, dated as of January 30, 2002, between Jacobson Stores
         Inc. and The Ozer Group LLC.

10(g)    Real Estate Consulting and Advisory Services Agreement dated February
         18, 2002 between Hilco Real Estate, LLC and the Company.

23       Consent of Arthur Andersen LLP.

99       Letter from Jacobson Stores Inc. to the Securities and Exchange
         Commission concerning representations received from Arthur Andersen, LLP.

         In addition, the previously-filed exhibits listed below are incorporated herein by reference. (All references are to Securities and Exchange Commission File #0-6319 unless otherwise noted.)

Current                      Identification of
Exhibit                    Description of Exhibit                               Prior Filing
-------                    ----------------------                               ------------
3(i)(a)           Restated Articles of Incorporation,                  Exhibit 19(a) to Form 10-Q
                  Jacobson Stores Inc., as amended and                 Quarter Ended April 29,
                  restated May 25, 1989.                               1989.

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

3(ii)             By-laws, Jacobson Stores Inc., as                    Exhibit 3(ii) to Form 10-Q,
                  amended November 20, 1997.                           Quarter Ended October 25,
                                                                       1997.

Current                      Identification of
Exhibit                    Description of Exhibit                                Prior Filing
-------                    ----------------------                                ------------
4(c)              Amended and Restated Loan and Security               Exhibit 10(c) to Form 10-Q
                  Agreement, dated as of July 18, 2001, among          Quarter Ended August 4, 2001.
                  Jacobson Stores Inc., Jacobson Stores Realty
                  Company, Jacobson Credit Corp. and Fleet
                  Retail Finance Inc.

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

10(h)*            Employment Agreement, dated as of June               Exhibit 10(a) to Form 10-Q
                  25, 2001, between Jacobson Stores Inc.               Quarter Ended August 4, 2001.
                  and Carol Williams.

10(i)*            Executive Employment Agreement, dated as             Exhibit 10(b) to Form 10-K,
                  of April 15, 2001, between Jacobson Stores Inc.      Year Ended February 3, 2001.
                  and Theodore R. Kolman.

10(j)*            Split Dollar Agreement, dated January 31,            Exhibit 10(k) to Form 10-K,
                  1992, between Jacobson Stores Inc. and               Year Ended January 27, 1996.
                  Paul W. Gilbert.

10(k)*            Jacobson Stores Inc. Deferred Compensation           Exhibit 10(e) to Form 10-K,
                  Plan Amended and Restated Effective                  Year Ended January 30, 1999.
                  January 28, 1999.

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

Current                      Identification of
Exhibit                    Description of Exhibit                               Prior Filing
-------                    ----------------------                               ------------
10(p)*            Jacobson Stores Inc. Management                      Exhibit 10 to Form 10-Q,
                  Incentive Plan, dated as of May 25, 2000.            Quarter Ended July 29, 2000.

10(q)*            Jacobson Stores Inc. Management Incentive            Exhibit 10(c) to Form 10-K,
                  Plan, dated March 22, 2001.                          Year Ended February 3, 2001.

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