Form 10-Q
period 2002-05-04
JACOBSON STORES INC
filed 2002-07-17
CIK 53025

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 4, 2002

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

                          Common Stock ($1 Par Value):
               5,788,209-2/3 Shares outstanding as of May 4, 2002

THIS FILING INCLUDES INTERIM FINANCIAL STATEMENTS AS OF MAY 4, 2002 AND FOR THE THIRTEEN-WEEKS THEN ENDED THAT HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT BECAUSE THE REGISTRANT DISMISSED ARTHUR ANDERSEN LLP ON MAY 23, 2002 AND HAS NOT ENGAGED A NEW INDEPENDENT PUBLIC ACCOUNTANT. SEE PART I, ITEM 1 FOR FURTHER DISCUSSION.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                                    FORM 10-Q

                          For Quarter Ended May 4, 2002


                                      INDEX


                                                                                                            Page
PART I:       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    .   Consolidated Balance Sheets -- May 4, 2002 and February 2, 2002                        1

                    .   Consolidated Statements of Earnings - Thirteen Week Periods
                        Ended May 4, 2002 and May 5, 2001                                                      2

                    .   Consolidated Statements of Cash Flows -- Thirteen Week
                        Periods Ended May 4, 2002 and May 5, 2001                                              3

                    .   Notes to Consolidated Financial Statements                                             4

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                       10

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                17

PART II:      OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                         18

         Item 3.    Defaults Upon Senior Securities                                                           18

         Item 6.    Exhibits and Reports on Form 8-K                                                          18


 All items except those set forth above are inapplicable and have been omitted.


SIGNATURES                                                                                                    19

THIS FILING INCLUDES INTERIM FINANCIAL STATEMENTS AS OF MAY 4, 2002 AND FOR THE THIRTEEN-WEEKS THEN ENDED THAT HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT BECAUSE THE REGISTRANT DISMISSED ARTHUR ANDERSEN LLP ON MAY 23, 2002 AND HAS NOT ENGAGED A NEW INDEPENDENT PUBLIC ACCOUNTANT. IF THE COMPANY ENGAGES A NEW INDEPENDENT PUBLIC ACCOUNTANT, IT INTENDS TO OBTAIN A REVIEW OF SUCH INTERIM FINANCIAL STATEMENTS PROMPTLY AFTER IT ENGAGES THE NEW ACCOUNTANT AND BY THE TIME ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDING AUGUST 3, 2002 IS FILED. THE COMPANY INTENDS TO APPLY TO THE SECURITIES AND EXCHANGE COMMISSION FOR RELIEF FROM ITS PERIODIC REPORTING OBLIGATIONS, HOWEVER, AND IF SUCH RELIEF IS GRANTED, IT WILL MOST LIKELY NOT ENGAGE A NEW INDEPENDENT PUBLIC ACCOUNTANT AND NO REVIEW OF THESE INTERIM FINANCIAL STATEMENTS WILL BE PERFORMED. NO AUDITOR HAS OPINED THAT IT IS NOT AWARE OF ANY MATERIAL MODIFICATIONS THAT SHOULD BE MADE TO SUCH CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THEM TO BE IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                       May 4,
                                                                                        2002         February 2,
                                                                                    (unaudited)         2002
                                                                                    -----------      -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $     4,098      $       813
    Receivables from customers, net                                                      37,885           45,078
    Vendor prepayments                                                                    7,337            9,578
    Merchandise inventories                                                              55,816           45,778
    Prepaid expenses and other assets                                                     4,474            6,817
    Refundable income taxes                                                               2,375            2,375
                                                                                    -----------      -----------
              Total current assets                                                      111,985          110,439
                                                                                    -----------      -----------
PROPERTY AND EQUIPMENT, NET                                                              88,798           93,733
                                                                                    -----------      -----------
OTHER ASSETS                                                                             20,078           20,971
                                                                                    -----------      -----------
                                                                                    $   220,861      $   225,143
                                                                                    ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Revolving credit facility                                                       $    63,887      $    74,492
    Accounts payable                                                                      6,916            3,607
    Accrued expenses                                                                     14,723           13,195
                                                                                    -----------      -----------
              Total current liabilities                                                  85,526           91,294
                                                                                    -----------      -----------
LIABILITIES SUBJECT TO COMPROMISE                                                       115,108          114,469
                                                                                    -----------      -----------
OTHER LIABILITIES                                                                         4,545            4,981
                                                                                    -----------      -----------
SHAREHOLDERS' EQUITY:
    Common stock                                                                          5,975            5,975
    Paid-in surplus                                                                       7,201            7,201
    Retained earnings                                                                     2,905            1,622
    Treasury stock                                                                         (399)            (399)
                                                                                    -----------      -----------
                                                                                         15,682           14,399
                                                                                    -----------      -----------
                                                                                    $   220,861      $   225,143
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

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per share data)
                                   (unaudited)



                                                                                   Thirteen Weeks Ended
                                                                                   --------------------
                                                                                   May 4,        May 5,
                                                                                    2002          2001
                                                                                  ----------    -------
         NET SALES                                                                $ 78,917     $ 113,408
                                                                                  --------     ---------

         COSTS AND EXPENSES:
              Cost of merchandise sold, buying and
                  occupancy expenses                                                53,464        73,126
              Selling, general and administrative expenses                          29,123        35,905
              Interest expense, net                                                  1,627         2,519
              Gain on sale of property                                              (9,385)          -
                                                                                  --------     ---------

                        Total costs and expenses                                    74,829       111,550
                                                                                  --------     ---------

         EARNINGS BEFORE REORGANIZATION
         COSTS AND INCOME TAXES                                                      4,088         1,858

         REORGANIZATION COSTS                                                        2,805             -
                                                                                  --------     ---------

         EARNINGS BEFORE INCOME TAXES                                                1,283         1,858

         PROVISION FOR INCOME TAXES                                                      -           650
                                                                                  --------     ---------

         NET EARNINGS                                                             $  1,283     $   1,208
                                                                                  ========     =========



         EARNINGS PER COMMON SHARE:
              Basic                                                                  $0.22         $0.21
                                                                                     =====         =====
              Diluted                                                                $0.22         $0.21
                                                                                     =====         =====

        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        Thirteen Weeks Ended
                                                                                   ------------------------------
                                                                                       May 4,           May 5,
                                                                                        2002             2001
                                                                                   -------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                   $   1,283        $   1,208
    Gain on sale of property                                                          (9,385)
    Adjustments to reconcile net earnings to cash
    provided by (used in) operating activities:
       Depreciation and amortization                                                   2,820            2,405
       Other liabilities                                                                (438)             (23)

       Change in:
          Receivables from customers, net                                              7,193             (532)
          Merchandise inventories                                                    (10,038)          (2,882)
          Prepaid expenses and other assets                                            3,549              (10)
          Accounts payable and accrued expenses                                        6,519           (7,586)
          Current income taxes                                                             -            2,721
                                                                                   ----------       ----------


                  Net cash provided by (used in) operating activities                  1,504           (4,699)
                                                                                   ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property                                                   11,503                -
     Additions to property and equipment                                                  (2)          (1,781)
     Other non-current assets                                                            893             (674)
                                                                                   ----------       ----------

                  Net cash provided by (used in) investing activities                 12,394           (2,455)
                                                                                   ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments) under revolving facilities, net                          (10,605)           7,756
    Payments on debt and capital leases                                                   (8)            (933)
                                                                                   ----------       ----------

                  Net cash provided by (used in) financing activities                (10,613)           6,823
                                                                                   ----------       ----------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                            3,285             (331)
                                                                                   ----------       ----------

    Cash and cash equivalents, beginning of period                                       813            1,207
                                                                                   ----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   4,098        $     876
                                                                                   ==========       ==========

        The accompanying notes are an integral part of these statements.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                         For Quarter Ended May 4, 2002


         ON MAY 23, 2002 THE COMPANY DISMISSED ARTHUR ANDERSEN LLP ("ANDERSEN") AS ITS INDEPENDENT PUBLIC ACCOUNTANT AND HAS NOT ENGAGED A NEW INDEPENDENT PUBLIC ACCOUNTANT. ACCORDINGLY, A REVIEW USING PROFESSIONAL STANDARDS AND PROCEDURES FOR CONDUCTING SUCH REVIEWS, AS ESTABLISHED BY GENERALLY ACCEPTED AUDITING STANDARDS, AS MAY BE MODIFIED OR SUPPLEMENTED BY THE SECURITIES AND EXCHANGE COMMISSION, HAS NOT BEEN CONDUCTED BY AN INDEPENDENT PUBLIC ACCOUNTANT OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MAY 4, 2002 AND FOR THE THIRTEEN WEEKS THEN ENDED, NOR HAS AN INDEPENDENT PUBLIC ACCOUNTANT ISSUED A REVIEW REPORT OPINING THAT IT IS NOT AWARE OF ANY MATERIAL MODIFICATIONS THAT SHOULD BE MADE TO THE INTERIM FINANCIAL STATEMENTS FOR SUCH FINANCIAL STATEMENTS TO BE PRESENTED IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES. IF THE COMPANY ENGAGES A NEW INDEPENDENT PUBLIC ACCOUNTANT, IT INTENDS TO OBTAIN A REVIEW OF SUCH INTERIM FINANCIAL STATEMENTS PROMPTLY AFTER IT ENGAGES THE NEW ACCOUNTANT AND BY THE TIME ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDING AUGUST 3, 2002 IS FILED. THE COMPANY INTENDS TO APPLY TO THE SECURITIES AND EXCHANGE COMMISSION FOR RELIEF FROM ITS PERIODIC REPORTING OBLIGATIONS, HOWEVER, AND IF SUCH RELIEF IS GRANTED, IT WILL MOST LIKELY NOT ENGAGE A NEW INDEPENDENT PUBLIC ACCOUNTANT AND NO REVIEW OF THESE INTERIM FINANCIAL STATEMENTS WILL BE PERFORMED.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are necessary for a fair statement of the results for the interim period presented have been included and are of a normal recurring nature, except for the reclassification of liabilities subject to compromise as described in Note (9), and except for the reserve for deferred taxes as described in Note (8).

         The accompanying consolidated financial statements have been prepared on a going-concern basis assuming the realization of assets and liquidation of post-petition liabilities in the ordinary course of business, which is not likely. See Note (1).

         The consolidated balance sheet at February 2, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

         Because of the nature of the specialty department store business, the results for the thirteen week periods ended May 4, 2002 and May 5, 2001 (which do not include the Christmas holiday season) are not indicative of the results for the year as a whole.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                         For Quarter Ended May 4, 2002




   (1)   CHAPTER 11 REORGANIZATION AND FINANCING

         On January 15, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan, Southern Division. Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession. As a debtor-in-possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court after notice and a hearing. In addition, without Bankruptcy Court approval, the Company is generally prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising pre-petition. In the first quarter of 2002, the Company recognized $2,805,000 of bankruptcy related professional fees.

         As of April 6, 2002, the Company was not in compliance with a covenant under its Debtor In Possession Loan and Security Agreement concerning limits on vendor payments. The Company obtained a waiver of this covenant violation for the period ended April 6, 2002. As of May 4, 2002, the Company again was not in compliance with the limits on vendor payments under its Debtor In Possession Loan and Security Agreement, and as of June 2, 2002, the Company was not in compliance with a covenant under its Debtor In Possession Loan and Security Agreement concerning minimum sales. The lenders have not waived the May 4, 2002 or June 2, 2002 violations. As a result, the lenders have no obligation to make any revolving credit loans or issue, extend or renew letters of credit under the DIP facility, although they may do so in their sole and absolute discretion, and the loans under the DIP facility bear interest at the default rate of interest (two percent higher than the previous rate) beginning June 1, 2002. Also, the lenders may, among other things, require immediate payment of this indebtedness and foreclose on, and sell, the Company's assets if the Company does not repay the indebtedness in full.

         For several months, the Company and its financial advisors have been exploring the Company's strategic alternatives, but have not received a proposal to purchase the business as a going concern. As a result of the defaults described above, the Company, with the approval of the lenders under the Debtor In Possession Loan and Security Agreement, filed a motion on June 28, 2002, with the Bankruptcy Court that, if approved, would establish a procedure and schedule for the Company to solicit and accept bids to either sell the business as a going concern or to liquidate it. While the Company would prefer to sell the business as a going concern, that alternative might prove to be an unworkable option. If that alternative is not feasible, the Company will be compelled to liquidate its assets.

         The Company's June 28, 2002 motion requests that the Bankruptcy Court schedule a hearing to accept offers to sell the Company or its assets during the week of July 22, 2002. The goal of the Company's lenders under the Debtor In Possession Loan and Security Agreement is to raise sufficient cash to repay all obligations outstanding under

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                         For Quarter Ended May 4, 2002



         the DIP Facility by August 1, 2002. The DIP Facility lenders have proposed to consent to the sale of the Company's inventories and receivables and eliminate the unused line of credit fee and the covenant giving rise to the defaults described above (including a waiver of previous defaults) in exchange for (1) a decrease in the maximum borrowings under the facility from $100 million to $6 million, minus the net cash proceeds from sales of real estate, (2) changing the maturity date of the facility from January 30, 2003 to the earlier of October 30, 2002 or the date maximum borrowings are reduced to zero, and (3) payment of a $1 million early termination fee and a $500,000 structuring fee. The proposal is still being negotiated and it is not certain whether it will be approved by the Company, the bankruptcy court and the Company's unsecured creditors, and, if approved, what the final terms of the DIP Facility will be.

         The Company currently expects that its outstanding common shares will be cancelled and that holders of its common shares will receive no distributions in its bankruptcy proceedings. The Company also currently expects that the proceeds of any sales resulting from the bids will not be sufficient to repay unsecured creditors in full.

         On July 12, 2002, the Company announced layoffs of 230 employees at its Jackson, Michigan and Winter Park, Florida service centers, primarily buyers and employees engaged in the allocation and distribution of merchandise to the Company's stores. These employees will continue to receive their salaries through the later of the date provided for in the employees Severance Pay and Retention Bonus Plan or August 30, 2002.

   (2)   GAIN ON SALE OF PROPERTY

         On January 30, 2002, the Bankruptcy Court entered an order approving the Company's plan to close the Toledo, Ohio store along with four other under-performing stores. The Toledo store was closed in March 2002. Effective April 1, 2002, the store was sold and the Company recorded a pre-tax gain of $9,385,000.

   (3)   EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing reported earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. Earnings per common share are calculated as follows:

                                                                                  Thirteen Weeks Ended
                                                                                 -------------------------
                                                                                  May 4,           May 5,
                 (in thousands, except per share data)                             2002             2001
                 -----------------------------------------------------------------------------------------

                 Earnings available to common shareholders                        $1,283           $ 1,208
                                                                                  ======           =======
                 Weighted average common shares outstanding                        5,788             5,788
                 Dilutive stock options                                                -                 2
                                                                                  ------           -------
                 Shares used to calculate diluted
                      earnings per common share                                    5,788             5,790
                                                                                  ======           =======
                 Earnings per common share:
                      Basic                                                       $ 0.22           $  0.21
                                                                                  ======           =======
                      Diluted                                                     $ 0.22           $  0.21
                                                                                  ======           =======

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                         For Quarter Ended May 4, 2002

   (4)   CUSTOMER CREDIT AND RECEIVABLES

         Receivables from customers were as follows:


                                                                              May 4,     February 2,
                 (in thousands)                                                2002         2002
                 -----------------------------------------------------------------------------------
                 Receivables from customers                                 $ 38,608    $  45,876
                 Less reserve for doubtful accounts                             (723)        (798)
                                                                            --------    ---------

                                                                            $ 37,885    $  45,078
                                                                            ========    =========

   (5)   MERCHANDISE INVENTORIES

         Merchandise inventories were as follows:

                                                                              May 4,     February 2,
                 (in thousands)                                                2002         2002
                 -----------------------------------------------------------------------------------
                 Inventories at first-in, first out
                     (FIFO) cost                                            $ 70,303    $  60,265
                 Less LIFO reserves                                          (14,487)     (14,487)
                                                                            --------    ---------

                                                                            $ 55,816    $  45,778
                                                                            ========    =========

   (6)   PROPERTY AND EQUIPMENT

         Property and equipment are set forth below:

                                                                              May 4,     February 2,
                 (in thousands)                                                2002         2002
                 -----------------------------------------------------------------------------------
                 Property and equipment                                     $204,349    $ 209,265
                 Less accumulated depreciation
                     and amortization                                        115,551      115,532
                                                                            --------    ---------

                                                                            $ 88,798    $  93,733
                                                                            ========    =========

   (7)   SUPPLEMENTARY CASH FLOW INFORMATION

         The Company considers all short-term investments with maturity at date of purchase of three months or less to be cash equivalents.

         Interest paid (net of interest capitalized) totaled $1,582,000 and $2,087,000 in the thirteen week periods ended May 4, 2002 and May 5, 2001, respectively. The Company received income tax refunds of $2,000,000 in the thirteen week period ended May 5, 2001.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                         For Quarter Ended May 4, 2002





   (8)   INCOME TAXES

         The Company's estimated annual effective income tax rate for 2001 was applied to the earnings before income taxes for the thirteen-weeks ended May 5, 2001 to compute the provision for income tax.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes will be realized. A valuation allowance for its deferred taxes was recorded during 2001 and no provision for income taxes has been recorded for the first quarter of 2002 as the valuation allowance has been adjusted for the amount of deferred taxes that would have been recorded on the fiscal 2002 earnings. Management will continue to assess the future realization of its deferred tax assets and accordingly, the recorded allowance will be subject to further adjustment in future periods.

   (9)   LIABILITIES SUBJECT TO COMPROMISE

         The Company filed a petition on January 15, 2002 with the United States Bankruptcy Court seeking relief to reorganize under Chapter 11. As a result, the payment of pre-petition liabilities has been stayed with minor exceptions for ongoing payroll, employee benefits and normal store operations, such as distribution charges, customer policies and goods delivered after January 15, 2002, and except for liabilities under the Company's Amended and Restated Loan and Security Agreement dated as of July 18, 2001 which were refinanced under the Company's Debtor in Possession Loan and Security Agreement, dated as of January 30, 2002, as amended. These liabilities as of January 15, 2002 are recorded on the Consolidated Balance Sheets as liabilities subject to compromise. Amounts due under the Debtor In Possession Loan and Security Agreement have been classified as a current liability as a result of their January 30, 2003 maturity date and as a result of defaults under those loans.

         The Company was in default under a number of covenants relating to its long-term debt as of May 4, 2002. In normal circumstances, such unwaived defaults would have resulted in the classification of such debt as currently due. However, because of the stay of such debt as a result of the Company's Chapter 11 filing and the adoption of the AICPA Statement of Position 90-7, which has resulted in the classification of such debt as liabilities subject to compromise, the Company believes that such debt is a current liability, subject only to the outcome of the Chapter 11 proceedings. In accordance with the automatic stay provisions of the Chapter 11 proceedings, the Company has discontinued accruing interest on its unsecured and under-secured indebtedness, covering approximately $24,376,000 in principal amount of its liabilities subject to compromise.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                         For Quarter Ended May 4, 2002



         Some of the long-term debt subject to compromise is secured by specific real estate. As of May 4, 2002, the secured portion of the liabilities subject to compromise covered approximately $38,415,000 in principal amount of its liabilities subject to compromise. The remainder of this indebtedness is unsecured.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION
                          For Quarter Ended May 4, 2002



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

The Company has stores in eighteen cities in Michigan, Indiana, Kansas, Kentucky and Florida. The principal distribution functions are performed at service centers in Jackson, Michigan and Winter Park, Florida. Functions common to all stores, such as management coordination, merchandising, sales promotion, data processing and accounting, are centralized at the corporate headquarters in Jackson, Michigan.

a. OPERATING RESULTS: THIRTEEN WEEKS ENDED MAY 4, 2002 COMPARED TO THIRTEEN WEEKS ENDED May 5, 2001

      Sales for the quarter ended May 4, 2002, totaled $78,917,000, a decrease of 30.4% from 2001. Comparable store sales decreased 17.2%. Sales declined in part because the Company closed six stores since the first quarter of 2001. Comparable store sales were adversely affected by the economic slowdown in the retail department store industry, exacerbated by the tragic events of September 11, 2001. These factors and the Company's Chapter 11 filing resulted in a decrease in customer traffic. The Company expects the difficult retail environment to continue in the second quarter and its sales to decline compared to last year because of store closings and lower traffic in its remaining stores.

      The Company's gross profit percentage decreased to 32.3% for the thirteen weeks this year from 35.5% in 2001, reflecting principally higher markdowns and the effect of fixed buying and tenancy costs on lower sales.

      Selling, general and administrative expenses, expressed as a percentage of net sales, increased to 36.9 % in the quarter from 31.7% one year ago. The increase is due primarily to the effect of fixed administrative expenses on lower sales. Selling, general and administrative expenses also include costs of $1,125,000 in 2002 associated with a retention and bonus plan implemented with Bankruptcy Court approval to retain key associates during

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION
                          For Quarter Ended May 4, 2002


      the reorganization. The dollar decrease in expenses for the current quarter primarily reflects the impact of closing six stores since the first quarter of 2001.

      Interest expense, expressed as a percentage of net sales, totaled 2.1% for the current quarter compared to 2.2% for the previous year. The decrease is due to a decrease in average borrowings and a decrease in interest rates paid on the borrowings during the first quarter of fiscal 2002.

      The Company sold the real estate relating to its former Toledo, Ohio store effective April 1, 2002 and recognized a pre-tax gain of $9,385,000 on the sale.

      During the first quarter of 2002, the Company incurred $2,805,000 of reorganization costs, primarily bankruptcy-related professional fees.

      Because of the Company's losses in 2001 and the resulting reserves for deferred tax assets, the Company did not recognize a provision for income taxes on its 2002 earnings, but, instead, adjusted its reserve for deferred taxes. 2002 net earnings for the thirteen weeks totaled $1,283,000, or 22 cents per common share, compared to $1,208,000, or 21 cents per common share, last year. As a percent of sales, net earnings were 1.6% in 2001 compared to 1.1% in 2001.

b.    LIQUIDITY AND CAPITAL RESOURCES

      At May 4, 2002, the Company's current ratio was 1.31 to 1 (excluding liabilities subject to compromise) and working capital totaled $26,459,000 (excluding liabilities subject to compromise), including $4,098,000 of cash and cash equivalents. At February 2, 2002 the current ratio was 1.21 to 1 (excluding liabilities subject to compromise) and working capital totaled $19,145,000 (excluding liabilities subject to compromise), including $813,000 of cash and cash equivalents.

      The Company uses cash flows from operations, temporary relief from pre-petition liabilities and any available revolving credit line borrowings to fund its seasonal working capital needs, fund its operations, fund its capital expenditures, pay professional and administrative fees in connection with its reorganization and fund debt service (including adequate protection claims).

      To support its present and planned working capital requirements, the Company has a $100,000,000 secured revolving credit facility under the Debtor In Possession Loan and Security Agreement with commercial lenders that matures on January 30, 2003 or the date of substantial consummation of a plan of reorganization in the Company's bankruptcy proceedings, if earlier, although, as described below, borrowings under that facility are currently at the discretion of the lenders. The DIP revolving credit facility provides for borrowings of up to $100,000,000, subject to a borrowing base limitation and availability reserves. The facility also permits up to $5,000,000 in letters of credit, which decrease the

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION
                         For Quarter Ended May 4, 2002


      amount available for borrowings. As of May 4, 2002, the Company had outstanding borrowings of $63,887,000 at an interest rate of 6.50% and outstanding letters of credit under this facility totaling $236,000 and had $18,649,000 of borrowing availability under the borrowing base calculated as of that date. For the quarter ended May 4, 2002, the daily weighted average interest rate on borrowings under the Debtor in Possession Loan and Security Agreement was 6.50%.

      As of April 6, 2002, the Company was not in compliance with a covenant under its Debtor In Possession Loan and Security Agreement concerning limits on vendor payments. The Company obtained a waiver of this covenant violation for the period ended April 6, 2002. As of May 4, 2002, the Company again was not in compliance with the limits on vendor payments under its Debtor In Possession Loan and Security Agreement, and as of June 2, 2002, the Company was not in compliance with a covenant under its Debtor In Possession Loan and Security Agreement concerning minimum sales. The lenders have not waived the May 4, 2002 or June 2, 2002 violations. As a result, the lenders have no obligation to make any revolving credit loans or issue, extend or renew letters of credit under the DIP facility, although they may do so in their sole and absolute discretion, and the loans under the DIP facility bear interest at the default rate of interest (two percent higher than the previous rate) beginning June 1, 2002. Also, the lenders may, among other things, require immediate payment of this indebtedness and foreclose on, and sell, the Company's assets if the Company does not repay the indebtedness in full.

      For several months, the Company and its financial advisors have been exploring the Company's strategic alternatives, but have not received a proposal to purchase the business as a going concern. As a result of the defaults described above, the Company, with the approval of the lenders under the Debtor In Possession Loan and Security Agreement, filed a motion on June 28, 2002, with the Bankruptcy Court that, if approved, would establish a procedure and schedule for the Company to solicit and accept bids to either sell the business as a going concern or to liquidate it. While the Company would prefer to sell the business as a going concern, that alternative might prove to be an unworkable option. If that alternative is not feasible, the Company will be compelled to liquidate its assets.

      The Company's June 28, 2002 motion requests that the Bankruptcy Court schedule a hearing to accept offers to sell the Company or its assets during the week of July 22, 2002. The goal of the Company's lenders under the Debtor In Possession Loan and Security Agreement is to raise sufficient cash to repay all obligations outstanding under the DIP Facility by August 1, 2002. The DIP Facility lenders have proposed to consent to the sale of the Company's inventories and receivables and eliminate the unused line of credit fee and the covenant giving rise to the defaults described above (including a waiver of previous defaults) in exchange for (1) a decrease in the maximum borrowings under the facility from $100 million to $6 million, minus the net cash proceeds from sales of real estate, (2) changing the maturity date of the facility from January 30, 2003 to the earlier of October 30, 2002 or the date maximum borrowings are reduced to zero, and (3) payment of a $1 million early termination fee and a $500,000 structuring fee. The proposal is still being negotiated and it is not certain whether it will be approved by the Company, the bankruptcy court and the Company's unsecured creditors, and, if approved, what the final terms of the DIP Facility will be.

      The Company currently expects that its outstanding common shares will be cancelled and that holders of its common shares will receive no distributions in its bankruptcy proceedings. The Company also currently expects that the proceeds of any sales resulting from the bids will not be sufficient to repay unsecured creditors in full.

      On July 12, 2002, the Company announced layoffs of 230 employees at its Jackson, Michigan and Winter Park, Florida service centers, primarily buyers and employees engaged in the allocation and distribution of merchandise to the Company's stores. These employees will continue to receive their salaries through the later of the date provided for in the employees Severance Pay and Retention Bonus Plan or August 30, 2002.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION
                         For Quarter Ended May 4, 2002


      As of May 4, 2002 the Company was also not in compliance with financial covenants in, and is currently in default under, six mortgage loans with four lenders covering $30,473,204 in principal amount of debt. In addition, the Company elected not to make $226,000 in sinking fund payments and $823,000 in interest payments that were due on December 15, 2001 under its 6-3/4% Convertible Subordinated Debentures and is in default under the related Indenture. In addition, the Company's filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code is a default under agreements covering an additional $1,541,785 in principal amount of debt.

      Under the Bankruptcy Code, however, the payment of scheduled principal payments, accrued interest, accounts payable and other liabilities that were incurred before January 15, 2002 (which does not include the Debtor In Possession Loan and Security Agreement) will be, in most cases, deferred until a plan of reorganization is confirmed by the Bankruptcy Court or the Company's business is sold or its assets are liquidated. Until that time, the only payments of pre-petition debt made by the Company will be those approved by the Bankruptcy Court or required by the Bankruptcy Code. As a result, the Company's indebtedness as of January 15, 2002, other than the amounts due under the revolving credit facility, is subject to treatment and payment pursuant to the Bankruptcy Code and has been reclassified on the Company's balance sheet as liabilities subject to compromise. Loans under the Company's Debtor In Possession Loan and Security Agreement have been classified as a current liability, because of the January 30, 2003 maturity date of those loans and because of defaults under those loans.

      The Chapter 11 cases might also result in additional claims on the Company's cash. In addition to the store closings for which a reserve was recorded in fiscal 2001, under the Bankruptcy Code, the Company may elect to assume or reject additional unexpired leases and executory contracts, including real estate leases, employment contracts, personal property leases and service contracts, subject to Bankruptcy Court approval. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from any additional assumptions or rejections, which will depend on the bids it receives for the Company or its assets.

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

      As a result of the proposed sale of the Company's business or assets and its Chapter 11 proceedings, the rights of the Company's creditors may be substantially altered. Creditors may realize less than the full face amount of their claims. It is impossible at this time to predict the actual recovery, if any, the creditors might ultimately realize, any other outcome

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION
                         For Quarter Ended May 4, 2002


      of the Chapter 11 proceedings or their effect on the Company's business, except that (1) the Company currently expects that its outstanding common shares will be cancelled and holders of its common shares will receive no distributions in its bankruptcy proceedings, (2) the Company currently expects that the proceeds of any sales resulting from the bids will not be sufficient to repay unsecured creditors in full, and (3) the Company's June 28, 2002 motion requests that the Bankruptcy Court schedule a hearing to accept offers to sell the Company or its assets during the week of July 22, 2002. The Company expects that substantially all of its cash will be used to pay obligations under its Debtor In Possession Loans and Security Agreement, other secured claims, administrative claims and liabilities subject to compromise and other liabilities.

      Although the Company is authorized to operate its business as a debtor-in-possession, it may not engage in transactions outside the ordinary course of business without first obtaining Bankruptcy Court approval after notice and hearing.

      The Company's consolidated financial statements included in this report have been prepared on a going-concern basis assuming the realization of assets and liquidation of post-petition liabilities in the ordinary course of business, which is not likely. See Note (1) of the Notes to Consolidated Financial Statements included in Item 1 of this report.

c.    CASH FLOWS

      Cash and cash equivalents increased $3,285,000 in the thirteen weeks ended May 4, 2002 compared to a decrease of $331,000 in the thirteen weeks ended May 5, 2001. Cash flows are impacted by operating, investing and financing activities. In the thirteen weeks this year, cash provided by operating activities totaled $1,504,000 compared to $4,699,000 used in 2001.

      The increase in cash flows from operating activities in the first quarter of 2002 compared to the same period in 2001 resulted primarily from (1) an increase in accounts payable and accrued expenses in 2002, compared to a decrease last year, primarily as a result of increased inventories this year, partially offset by lower trade credit and more vendors shipping merchandise on a cash on delivery or cash in advance basis, and (2) a decrease in receivables in 2002, compared to an increase in 2001, primarily as a result of the impact of store closings in 2002 and lower sales. These increases in operating cash flow were partially offset by (1) the gain on sale of the Toledo, Ohio property, and (2) the planned increase in merchandise inventory during the first quarter to replenish the Company's merchandise offerings for the spring season. See "Liquidity and Capital Resources" for a description of (1) defaults under the Debtor In Possession Loans and Security Agreement and the Company's plan to sell its business or assets, and (2) the effect of the Company's Chapter 11 filing on its obligation to pay liabilities subject to compromise [and on its trade credit]. Net cash outflows in the 2001-quarter resulted primarily from increases in merchandise inventory and paydown of accounts payable and accrued expenses, partially offset by

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION
                         For Quarter Ended May 4, 2002


      earnings before non-cash charges and collection of refundable income taxes due to losses in fiscal 2000.

      Investing activities provided cash of $12,394,000 in the thirteen weeks this year compared to $2,455,000 used in 2001 primarily due to the proceeds from the sale of the Toledo, Ohio store. Capital expenditures totaled $2,000 in the first thirteen weeks of 2002, compared to $1,781,000 in the comparable 2001 period. The Company does not expect to incur significant capital expenditures in fiscal 2002.

      Financing activities used cash of $10,613,000 in the thirteen weeks this year compared to $6,823,000 provided last year. In the thirteen weeks in 2002, the Company repaid $10,605,000 under its revolving credit facility and used $8,000 to service current maturities of long-term debt. In 2001, the Company borrowed $7,756,000 under its revolving credit facility, used $427,000 to purchase 6 3/4% Convertible Debentures and used $506,000 to service current maturities of long-term debt.

      The Company expects that its near term cash requirements will continue to be provided by ongoing operations, any available borrowings under its Debtor In Possession Revolving Credit Agreement, the sale of closed properties owned by the Company and its temporary relief from pre-petition liabilities, although the Company is currently in default under its Debtor In Possession Loan and Security Agreement and future loans under that facility are in the discretion of the lenders. See "Liquidity and Capital Resources."

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

      In December 2000, the Company signed a lease for an 80,000 square foot store as part of a new development, Legacy Place, an upscale specialty center to be constructed in Palm Beach Gardens, Florida, targeted to open in the fall of 2002 and to replace the Company's nearby North Palm Beach, Florida location. In December 2001, the developer withdrew its plans for the development.

      Effective May 15, 2002, Mr. Mills retired from the Board of Directors of the Company.

      In January 2002, the Bankruptcy Court entered an order approving the Company's plan to close five under-performing stores located in Columbus and Toledo, Ohio and Clearwater, Osprey and Tampa, Florida. In conjunction with the store closings, the Company entered into an agreement with a third party to liquidate the inventory and fixtures in the five stores. These stores were closed in March 2002. As permitted under the Bankruptcy Code, the

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION
                         For Quarter Ended May 4, 2002


      Company has rejected its unexpired leases relating to the Clearwater, Osprey and Tampa stores.

      On April 1, 2002, the Company completed the sale of its Toledo, Ohio store at a pre-tax gain of $9,385,000. The Company continues to pursue opportunities for the sale of its Columbus, Ohio store.

      See "Liquidity and Capital Resources" for a description of a motion filed in the Company's bankruptcy proceedings with respect to the proposed sale of the Company's business as a going concern or liquidation.

      Each of the above statements regarding future revenues, expenses or business plans (including statements regarding the sufficiency of the Company's capital resources to fund its obligations), as well as other statements made by the Company, may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934 that reflect the Company's current views with respect to current events and financial performance. Such statements are subject to important factors, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statement, including, but not limited to, the ability of the Company to continue as a going concern during the bidding and sale process, the Company's ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time (including the motion described in "Liquidity and Capital Resources"), the need to raise additional capital to repay accelerated indebtedness, the cooperation and forbearance of the DIP lenders and the Company's other creditors during the bidding and sale process, the need to obtain acceptable bids to purchase the Company as a going concern or for its separate assets, the support of the Company's trade creditors and factors, the risks inherent in the level of the Company's long-term debt compared to its equity, the risks associated with third parties seeking and obtaining court approval for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases, the ability of the Company to maintain contracts that are critical to its operations, the potential adverse impact of the Chapter 11 cases and the defaults under the Debtor In Possession Loan and Security Agreement on the Company's liquidity and results of operations, the ability of the Company to retain or motivate key executives and associates, the risk of unanticipated operating expenses, customer demand, the Company's ability to attract and retain customers, general trends in retail clothing apparel purchasing, related inventory risks, fluctuations in store appeal and the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations. All of these risks can also affect the value of the Company's various pre-petition liabilities and equity securities.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION
                         For Quarter Ended May 4, 2002


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt obligations that are sensitive to changes in interest rates, scheduled principal maturities, weighted average interest rates associated with those maturities and market value of debt have not changed materially from fiscal year-end, except as described in Note (1) of Notes to Consolidated Financial Statements included in this report.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES
                           PART II: OTHER INFORMATION
                         For Quarter Ended May 4, 2002


ITEM 1.        LEGAL PROCEEDINGS

For a description of developments in the Company's Chapter 11 cases, see Note
(1) of Notes to Consolidated Financial Statements included in Part I of this report.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

For a description of defaults under the Company's Debtor In Possession Loan and Security Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I of this report.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

    (a)        Exhibits

   10.1 Waiver Letter, dated as of May 22, 2002, among Jacobson Stores Inc., Jacobson Credit Corp, Jacobson Stores Realty Company, Fleet Retail Finance Inc. and the lenders party to the Debtor In Possession Loan and Security Agreement.

   10.2 Default Letter, dated as of July 1, 2002, from Fleet Retail Finance, Inc., as administrative agent, to Jacobson Stores Inc.

    (b)        Reports on Form 8-K

               The Company filed a report on Form 8-K on May 30, 2002 reporting in Item 4 that it had dismissed Arthur Andersen LLP as its independent accountants. No financial statements were filed with this report.


All exhibits except as set forth above have been omitted as not applicable or not required.

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   JACOBSON STORES INC.
                                          --------------------------------------
                                                       (Registrant)



Date:        July 15      , 2002      BY: /s/   Carol Williams
       -------------------                --------------------------------------
                                          CAROL WILLIAMS
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)


Date:        July 15      , 2002      BY:  /s/   Paul W. Gilbert
       -------------------                --------------------------------------
                                          PAUL W. GILBERT
                                          Vice Chairman of the Board
                                          (Principal Financial Officer)

               JACOBSON STORES INC. AND CONSOLIDATED SUBSIDIARIES


                                INDEX OF EXHIBITS


      10.1 Waiver Letter, dated as of May 22, 2002, among Jacobson Stores Inc., Jacobson Credit Corp, Jacobson Stores Realty Company, Fleet Retail Finance Inc. and the lenders party to the Debtor In Possession Loan and Security Agreement.

      10.2 Default Letter, dated as of July 1, 2002, from Fleet Retail Finance, Inc., as administrative agent, to Jacobson Stores Inc.


      All exhibits except as set forth above have been omitted as not applicable or not required.